Form 10-Q
period 1996-03-30
BERRY PLASTICS CORP
filed 1996-05-14
CIK 919463

United States
                Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 30, 1996

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from______________to______________

            Commission File Number 33-75706; 01, 02, 03

                      BPC Holding Corporation
                    Berry Plastics Corporation
                      Berry Iowa Corporation
                    Berry Tri-Plas Corporation
      (Exact name of registrant as specified in its charter)

     Delaware                                   35-1814673
(State or other jurisdiction of incorporation or organization)
(I.R.S. employer identification no.)

 101 Oakley Street, Evansville, Indiana           47710
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,including area code: (812) 424-2904

                             None
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Number of Shares Outstanding
    Common Stock                         as of March 30, 1996
    Class A - $.00005 Par Value           1,326,220
    Class B - $.00005 Par Value             355,940

             BPC Holding Corporation and Subsidiaries

                          Form 10-Q Index

             For Quarterly Period Ended March 30, 1996




                                                           Page No.
Part I. Financial Information

        Item 1.  Financial Statements
                 Consolidated Balance Sheets   _______________   3
                 Consolidated Statements of Operations   _____   5
                 Consolidated Statements of Cash Flows  ______   6
                 Notes to Consolidated Financial Statements____  7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations__ 10

Part II     Other Information

        Item 6.  Exhibits and Reports on Form 8-K  _____________ 12

Signature  ____________________________________________________  13

Part 1.  Financial Information
Item 1.  Financial Statements

             BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets
                     (In Thousands of Dollars)

                                         March 30,   December 30,
                                            1996          1995
                                               (Unaudited)

Assets
Current assets:
 Cash and cash equivalents                 $  5,047    $  8,035
 Accounts receivable (less allowance
   for doubtful accounts of $749 and $737)   18,334      15,944

 Inventories:
   Finished goods                            10,234      7,743
   Raw materials and supplies                 3,228      3,897
   Custom molds                                 490        257
                                             13,952     11,897
 Prepaid expenses and other receivables       1,200      1,593
 Income taxes recoverable                       537        411
Total current assets                         39,070     37,880

Property and equipment:
 Land                                         4,285      3,882
 Buildings and improvements                  15,748     15,712
 Machinery, equipment and tooling            72,477     68,801
 Automobiles and trucks                         515        496
 Construction in progress                     3,081      4,094
                                             96,106     92,985
 Less accumulated depreciation               42,986     40,544
                                             53,120     52,441
Intangible assets:
 Deferred financing and origination
   fees (net of accumulated amortization
   of $1,765 and $1,555)                      5,752      5,962
 Patents (net of accumulated
   amortization of $2 and $0)                   137        139
 Excess of cost over net assets
   acquired (net of accumulated
   amortization of $513 and $425)             4,813      4,782
 Covenants not to compete (net of
   accumulated amortization of $35 and $27)      65         73

                                             10,767     10,956
Deferred income taxes                         2,113      2,056
Other                                           166        132
Total assets                               $105,236   $103,465


             BPC Holding Corporation and Subsidiaries
              Consolidated Balance Sheets (continued)
                     (In Thousands of Dollars)

                                         March 30,    December 30,
                                            1996         1995
                                              (Unaudited)
Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                          $ 11,550     $ 14,074
 Accrued expenses and other liabilities       2,790        2,807
 Accrued interest                             5,705        2,652
 Employee compensation and payroll
   taxes                                      4,505        4,618
 Current portion of long-term debt              722          717
Total current liabilities                    25,272       24,868

Long-term debt, less current portion        110,924      110,959
Deferred compensation                         1,569          122
Total liabilities                           137,765      135,949

Stockholders' equity (deficit):
 Preferred stock; $.001 par value; authorized -
   100,000 shares; none issued                    _            _
 Class A Common Stock; $.00005 par value:
   Authorized: 3,000,000 shares
   Issued:  1,331,432 shares                      1            1
 Class B Common Stock; $.00005 par value:
   Authorized:  1,000,000 shares
   Issued:  355,940 shares                        _            _
 Class A treasury stock:  5,212 shares          (58)         (58)
 Additional paid-in capital                       -          959
 Warrants                                    13,433        4,034
 Retained earnings (deficit)                (45,905)     (37,420)
Total stockholders' equity (deficit)        (32,529)     (32,484)



Total liabilities and stockholders'
equity (deficit)                           $105,236     $103,465


See notes to consolidated financial statements.

             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Operations
         (In Thousands of Dollars, Except Per Share Data)
                                          Thirteen Weeks Ended
                                          March 30,    April 1,
                                             1996        1995
                                               (Unaudited)
Net sales                                  $34,996       $32,694
Cost of goods sold                          25,119        22,542
Gross margin                                 9,877        10,152
Operating expenses:
    Selling                                  1,672         1,370
    General and administrative               4,634         2,356
    Research and development                   207           176
    Amortization of intangibles                 99           198
Operating income                             3,265         6,052

Other expenses:
    Gain on disposal of property and
      equipment                                (42)           (7)
    Other                                      336           422
Income before interest and income taxes      2,971         5,637
Interest:
    Expense                                 (3,448)       (3,545)
    Income                                      68           239
Income (loss) before income taxes             (409)        2,331
Income taxes (credit)                         (178)            5
Net income (loss)                         $   (231)     $  2,326

Earnings per share:
   Earnings per common and common equivalent share:

     Net income (loss)                     $  (.11)      $  1.11

  Earnings per common share - assuming full dilution:

     Net income (loss)                     $  (.11)      $  1.11

See notes to consolidated financial statements.

             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
                     (In Thousands of Dollars)

                                         Thirteen Weeks Ended
                                         March 30,    April 1,
                                           1996         1995
                                              (Unaudited)
Operating activities
Net income (loss)                          $  (231)   $    2,326
Adjustments to reconcile net income to
   net cash  provided by operating activities:
      Depreciation and amortization          2,589         2,185
      Non-cash interest expense                232           223
      Write-off of deferred acquisition costs    _           390
      Non-cash compensation                  1,447             5
      Gain on sale of property and
         equipment                             (42)           (7)
      Deferred income taxes                    (57)         (229)
      Changes in operating assets and liabilities:
        Accounts receivable, net            (2,408)       (4,256)
        Inventories                         (2,055)         (888)
        Prepaid expenses and other
           receivables                         267          (327)
        Accounts payable and accrued
           expenses                            273         2,969
        Other assets                            (5)          (10)
Net cash provided by operating activities       10         2,381

Investing activities
Additions to property and equipment         (2,482)       (1,893)
Proceeds from disposal of property and
   equipment                                    42            11
Purchase of assets of Sterling Products,
   Inc., net of cash acquired                    -        (7,246)
Purchase of the Alpha drink cup product line  (625)            -
Acquisition costs                              (66)         (328)
Net cash used for investing activities      (3,131)       (9,456)

Financing activities
Exercise of management stock options           185             _
Reclassification of cash held for
   acquisition                                   -        12,000
Payments on capital lease                      (52)          (46)
Net cash provided by financing
   activities                                  133        11,954
Net increase (decrease) in cash and
   cash equivalents                         (2,988)        4,879
Cash and cash equivalents at beginning
   of period                                 8,035         9,327
Cash and cash equivalents at end of
   period                               $    5,047    $   14,206

See notes to consolidated financial statements.

             BPC Holding Corporation and Subsidiaries

            Notes to Consolidated Financial Statements
                            (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of the Company's wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation; Berry Tri-Plas Corporation; and Berry Sterling Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995.


2. Acquisitions

On March 10, 1995, the Company acquired (the "Sterling Acquisition") through its newly-formed subsidiary, Berry Sterling Corporation, substantially all of the assets and assumed certain liabilities of Sterling Products, Inc. for a purchase price of $7,300,000. The operations of Berry Sterling Corporation are included in the Company's operations since the acquisition date using the purchase method of accounting.

On December 21, 1995, the Company acquired (the "Tri-Plas Acquisition") substantially all of the assets and assumed certain liabilities of Tri-Plas, Inc. through its subsidiary Berry Tri-Plas Corporation (formerly Berry-CPI Plastics Corp.) for $6,600,000. The operations of Berry Tri-Plas Corporation are included in the Company's operations since the acquisition date using the purchase method of accounting.

On January 23, 1996, the Company purchased the assets relating to the plastic drink cup line and decorating equipment of Alpha
Products, Inc., a subsidiary of Aladdin Industries, Inc. for $625,000. The addition of these assets compliments the drink cup product line acquired in the Sterling Acquisition.

             BPC Holding Corporation and Subsidiaries

                            (Unaudited)


The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Sterling Acquisition and Tri-Plas Acquisition occurred on December 31, 1994.

                                           April 1,
                                             1995
                                        (In thousands)
   Net sales                                $ 37,622
   Income before income taxes                  1,767
   Net income                                  1,762
   Earnings per common share:
   Primary                                       .84
   Fully diluted                                 .84


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information gathered on the acquired companies is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired, net of the applicable income tax effect.


3.  Long-Term Debt

Long-term debt consists of the following:
                                      March 30,   December 30,
                                         1996       1995
                                           (In thousands)

 12.25% Senior Subordinated Notes       $100,000   $100,000
 Nevada Industrial Revenue Bonds           6,000      6,000
 Iowa Industrial Revenue Bonds             5,400      5,400
 Capital lease obligation                    950      1,002
 Debt discount                              (704)      (726)
                                         111,646    111,676
 Less current portion of long-term debt      722        717
                                        $110,924   $110,959

As a result of the issuance of $100 million of Senior Subordinated Notes (the "Notes") on April 21, 1994, the current portion of long term debt is limited to a $.5 million repayment of the industrial revenue bonds and the monthly principal payments related to a capital lease obligation. The

             BPC Holding Corporation and Subsidiaries

                            (Unaudited)

Company also maintains a $28 million revolving line of credit with Fleet Capital Corporation (by assignment from Shawmut Capital Corporation, by assignment from Barclays Business Credit, Inc.).
As of March 30, 1996 approximately $12 million of this credit line was used to provide a letter of credit for the outstanding industrial revenue bonds. Based on the borrowing formula as of March 30, 1996, the Company had approximately $16 million of additional available credit under the Fleet Capital credit line.

4.  Stock Option Valuation

During the quarter, the Company recorded a non-cash charge of $1.4 million to reflect a change in value of the vested portion of outstanding qualified incentive stock options. The methodology used to determine an estimated value of $35.43 per share of Class A Common Stock of the Company is consistent with the methodology historically employed by the Company to estimate the value of its capital stock.


5.  Subsequent Event

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. The Company is currently consulting with its advisors concerning an appeal of the order.

Item 2.

             BPC Holding Corporation and Subsidiaries

  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Results of Operations

13 Weeks Ended March 30, 1996 (the "Quarter")
Compared to 13 Weeks Ended April 1, 1995 (the "Prior Quarter")

      Net Sales. Net sales increased $2.3 million, or 7%, to $35.0 million for the Quarter from $32.7 million for the Prior Quarter, notwithstanding an approximate 10% decrease in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. The increase in net sales was attributed to a combination of higher drink cup sales of $1.3 million and higher container sales of $1.4 million (including the introduction of polypropylene containers from the Tri-Plas Acquisition). Sales of custom manufactured tools decreased $0.4 million.

      Gross Margin. Gross margin decreased by $0.3 million to $9.9 million for the Quarter from $10.2 million for the Prior Quarter. This decrease of 2.8% included the impact of negative inventory valuation (due principally to changing raw material costs) and start-up expenses associated with the transfer of the business previously conducted by Tri-Plas, Inc. in its Ontario, California facility to the Henderson plant.

      Operation Expenses. Selling expenses increased by $0.3 million to $1.8 million for the Quarter from $1.5 million for the Prior Quarter principally as a result of the addition of the drink cup business and the Tri-Plas Acquisition. General and administrative expenses increased by $2.3 million to $4.6 million for the Quarter from $2.3 million for the Prior Quarter. Included in the increase was a $1.4 million non-cash adjustment to the estimated value of vested incentive stock options. The Tri-Plas Acquisition and the Sterling Products Acquisition resulted in additional expenses of $0.3 million, and patent and other litigation expenses were $0.5 million.

      Interest Expense. Interest expense decreased $0.1 million to $3.4 million for the Quarter compared to $3.5 million for the Prior Quarter.

      Income Tax. For the Quarter, the Company had an income tax benefit of $0.2 million which was determined using Federal and state statutory income tax rates. There was minimal income tax for the Prior Quarter due to the availability of loss carryforwards.

      Net Income (Loss) and EBITDA. Net loss for the Quarter of $0.2 million decreased $2.5 million from net income of $2.3 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, valuation changes in management stock options, and one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition, was $7.3 for the Quarter compared to $8.2 million for the Prior Quarter.

Liquidity and Sources of Capital

Net cash provided from operating activities was $0.0 million through the thirteen week period ended March 30, 1996, a decrease of $2.4 million from the $2.4 million for the comparable prior year period. Increased sales volume, a reduction of overdue accounts payable assumed in connection with the Tri-Plas Acquisition and the build-up of drink cup inventory for the peak summer season all contributed to increasing working capital (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) by $3.9 million since 1995 year end. Working capital increased $2.5 million for the same period in 1995.

Capital spending of $2.5 million included $1.0 million for molds and molding machines, $0.5 for printing-related equipment, and $1.0 million for building and accessory equipment. Additionally, the Company purchased the drink cup product line of Alpha Products, Inc. (see Note 2). The Company currently intends to finance capital spending through cash flow from operations, existing cash balances and cash available under the Fleet revolving credit agreement.

At March 30, 1996, the Company's cash balance was $5.0 million, and the Company had unused borrowing capacity under the Revolving Credit Facility's borrowing base of approximately $16 million.

      Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                11.01 Computation of Per Share Earnings

         (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BPC Holding Corporation
                               Berry Plastics Corporation
                               Berry Iowa Corporation
                               Berry Tri-Plas Corporation


May 13, 1996




                                James M. Kratochvil
                                Vice President, Chief Financial
                                  Officer and Secretary of BPC Holding
                                  Corporation and its Subsidiaries
                                  (Principal Financial Officer)




                                               Exhibit 11.01.


                 COMPUTATION OF PER SHARE EARNINGS
                                           Thirteen Weeks
                                              Ended
                                         March 30,     April 1,
                                           1996          1995
   Net income (loss)                  $ (231,598)    $2,325,992

   Primary earnings per share:
   Average number of common shares
      outstanding at quarter-end       1,663,408      1,659,408
   Net additional common  shares
      in respect to common  stock
      equivalents based  on the
      Modified Treasury Stock
      method  using average  market
      price                              435,808        437,709
   Total primary shares and
      equivalents                      2,099,216      2,097,117

   Net income (loss) per
      per primary share                  $  (.11)          1.11


   Fully-diluted earnings per share:
   Average number of common share
      outstanding at quarter-end        1,663,408     1,659,408
   Net additional common shares
      in respect to common stock
      equivalents based on the
      Modified Treasury Stock
      method using higher of
      average market or last price        487,274       437,709
   Total shares and equivalents         2,150,683     2,097,117

   Net income (loss) per fully-
      diluted shares                      $  (.11)      $  1.11






