Form 10-Q/A
period 1996-03-30
BERRY PLASTICS CORP
filed 1996-05-24
CIK 919463

United States
                Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-Q/A

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

Part 1.  Financial Information
Item 1.  Financial Statements

             BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets
                     (In Thousands of Dollars)

                                         March 30,   December 30,
                                            1996          1995
                                        (Unaudited)

Assets
Current assets:
 Cash and cash equivalents                 $  5,047    $  8,035
 Accounts receivable (less allowance
   for doubtful accounts of $749 and $737)   18,334      15,944

 Inventories:
   Finished goods                            10,234      7,743
   Raw materials and supplies                 3,228      3,897
   Custom molds                                 490        257
                                             13,952     11,897
 Prepaid expenses and other receivables       1,200      1,593
 Income taxes recoverable                       147        411
Total current assets                         38,680     37,880

Property and equipment:
 Land                                         4,285      3,882
 Buildings and improvements                  15,748     15,712
 Machinery, equipment and tooling            72,477     68,801
 Automobiles and trucks                         515        496
 Construction in progress                     3,081      4,094
                                             96,106     92,985
 Less accumulated depreciation               42,986     40,544
                                             53,120     52,441
Intangible assets:
 Deferred financing and origination
   fees (net of accumulated amortization
   of $1,765 and $1,555)                      5,752      5,962
 Patents (net of accumulated
   amortization of $2 and $0)                   137        139
 Excess of cost over net assets
   acquired (net of accumulated
   amortization of $513 and $425)             4,813      4,782
 Covenants not to compete (net of
   accumulated amortization of $35 and $27)      65         73

                                             10,767     10,956
Deferred income taxes                         1,928      2,056
Other                                           166        132
Total assets                               $104,661   $103,465


             BPC Holding Corporation and Subsidiaries
              Consolidated Balance Sheets (continued)
                     (In Thousands of Dollars)

                                         March 30,    December 30,
                                            1996         1995
                                        (Unaudited)
Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                          $ 11,550     $ 14,074
 Accrued expenses and other liabilities       2,790        2,807
 Accrued interest                             5,705        2,652
 Employee compensation and payroll
   taxes                                      4,505        4,618
 Current portion of long-term debt              722          717
Total current liabilities                    25,272       24,868

Long-term debt, less current portion        110,924      110,959
Deferred compensation                           122          122
Total liabilities                           136,318      135,949

Stockholders' equity (deficit):
 Preferred stock; $.001 par value; authorized -
   100,000 shares; none issued                    _            _
 Class A Common Stock; $.00005 par value:
   Authorized: 3,000,000 shares
   Issued:  1,331,432 shares                      _            _
 Class B Common Stock; $.00005 par value:
   Authorized:  1,000,000 shares
   Issued:  355,940 shares                        _            _
 Class A treasury stock:  5,212 shares          (58)         (58)
 Additional paid-in capital                       -          959
 Warrants                                    13,433        4,034
 Retained earnings (deficit)                (45,032)     (37,419)
Total stockholders' equity (deficit)        (31,657)     (32,484)



Total liabilities and stockholders'
equity (deficit)                           $104,661     $103,465


See notes to consolidated financial statements.

             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Operations
         (In Thousands of Dollars, Except Per Share Data)
                                          Thirteen Weeks Ended
                                          March 30,    April 1,
                                             1996        1995
                                               (Unaudited)
Net sales                                  $34,996       $32,694
Cost of goods sold                          25,119        22,542
Gross margin                                 9,877        10,152
Operating expenses:
    Selling                                  1,672         1,370
    General and administrative               3,187         2,356
    Research and development                   207           176
    Amortization of intangibles                 99           198
Operating income                             4,712         6,052

Other expenses:
    Gain on disposal of property and
      equipment                                (42)           (7)
    Other                                      336           422
Income before interest and income taxes      4,418         5,637
Interest:
    Expense                                 (3,448)       (3,545)
    Income                                      68           239
Income before income taxes                   1,038         2,331
Income taxes                                   397             5
Net income                                $    641      $  2,326

Earnings per share:
   Earnings per common and common equivalent share:

     Net income                            $    .31      $  1.11

  Earnings per common share - assuming full dilution:

     Net income                             $   .30      $  1.11

See notes to consolidated financial statements.

             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
                     (In Thousands of Dollars)

                                         Thirteen Weeks Ended
                                         March 30,    April 1,
                                           1996         1995
                                              (Unaudited)
Operating activities
Net income                                 $   641    $    2,326
Adjustments to reconcile net income to
   net cash  provided by operating activities:
      Depreciation and amortization          2,589         2,185
      Non-cash interest expense                232           223
      Write-off of deferred acquisition costs    _           390
      Non-cash compensation                      _             5
      Gain on sale of property and
         equipment                             (42)           (7)
      Deferred income taxes                    128          (229)
      Changes in operating assets and liabilities:
        Accounts receivable, net            (2,408)       (4,256)
        Inventories                         (2,055)         (888)
        Prepaid expenses and other
           receivables                         657          (327)
        Accounts payable and accrued
           expenses                            273         2,969
        Other assets                            (5)          (10)
Net cash provided by operating activities       10         2,381

Investing activities
Additions to property and equipment         (2,482)       (1,893)
Proceeds from disposal of property and
   equipment                                    42            11
Purchase of assets of Sterling Products,
   Inc., net of cash acquired                    -        (7,246)
Purchase of the Alpha drink cup product line  (625)            -
Acquisition costs                              (66)         (328)
Net cash used for investing activities      (3,131)       (9,456)

Financing activities
Exercise of management stock options           185             _
Reclassification of cash held for
   acquisition                                   -        12,000
Payments on capital lease                      (52)          (46)
Net cash provided by financing
   activities                                  133        11,954
Net increase (decrease) in cash and
   cash equivalents                         (2,988)        4,879
Cash and cash equivalents at beginning
   of period                                 8,035         9,327
Cash and cash equivalents at end of
   period                               $    5,047    $   14,206

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

      Operation Expenses. Selling expenses increased by $0.3 million to $1.8 million for the Quarter from $1.5 million for the Prior Quarter principally as a result of the addition of the drink cup business and the Tri-Plas Acquisition. General and administrative expenses increased by $0.8 million to $3.2 million for the Quarter from $2.4 million for the Prior Quarter. The Tri-Plas Acquisition and the Sterling Products Acquisition resulted in additional expenses of $0.3 million, and patent and other litigation expenses were $0.5 million.

      Interest Expense. Interest expense decreased $0.1 million to $3.4 million for the Quarter compared to $3.5 million for the Prior Quarter.

      Income Tax. For the Quarter, the Company had income tax of $0.4 million which was determined using Federal and state statutory income tax rates. There was minimal income tax for the Prior Quarter due to the availability of loss carryforwards.

      Net Income and EBITDA. Net income for the Quarter of $0.6 million decreased $1.7 million from net income of $2.3 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs and one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition, was $7.3 for the Quarter compared to $8.2 million for the Prior Quarter.

Liquidity and Sources of Capital

Net cash provided from operating activities was $0.0 million through the thirteen week period ended March 30, 1996, a decrease of $2.4 million from the $2.4 million for the comparable prior year period. Increased sales volume, a reduction of overdue accounts payable assumed in connection with the Tri-Plas Acquisition and the build-up of drink cup inventory for the peak summer season all contributed to increasing working capital (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) by $3.5 million since 1995 year end. Working capital increased $2.5 million for the same period in 1995.

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




                                               Exhibit 11.01.


                 COMPUTATION OF PER SHARE EARNINGS
                                           Thirteen Weeks
                                              Ended
                                         March 30,     April 1,
                                           1996          1995
   Net income                         $  640,402      $2,325,992

   Primary earnings per share:
   Average number of common shares
      outstanding at quarter-end       1,663,408      1,659,408
   Net additional common  shares
      in respect to common  stock
      equivalents based  on the
      Modified Treasury Stock
      method  using average  market
      price                              435,808        437,709
   Total primary shares and
      equivalents                      2,099,216      2,097,117

   Net income per
      per primary share                  $   .31           1.11


   Fully-diluted earnings per share:
   Average number of common share
      outstanding at quarter-end        1,663,408     1,659,408
   Net additional common shares
      in respect to common stock
      equivalents based on the
      Modified Treasury Stock
      method using higher of
      average market or last price        487,274       437,709
   Total shares and equivalents         2,150,683     2,097,117

   Net income per fully-
      diluted shares                      $   .30       $  1.11






