Form 10-Q
period 1996-06-29
BERRY PLASTICS CORP
filed 1996-08-13
CIK 919463

United States
                Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1996

                                or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from___________________to__________________

            Commission File Number 33-75706; 01, 02, 03

                      BPC Holding Corporation
                    Berry Plastics Corporation
                      Berry Iowa Corporation
                    Berry Tri-Plas Corporation
      (Exact name of registrant as specified in its charter)

 Delaware                                            35-1814673
- -----------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
(I.R.S. employer identification no.)

 101 Oakley Street, Evansville, Indiana                     47710
 --------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (812) 424-2904

                            None
- -------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                   Number of Shares Outstanding
    Common Stock                    as of June 29, 1996
    -----------------------------------------------------------
     Class A - Voting - $.01 Par Value       91,000
     Class A - Nonvoting - $.01 Par Value   259,000
     Class B - Voting - $.01 Par Value      145,058
     Class B - Nonvoting - $.01 Par Value    54,942
     Class C - Nonvoting - $.01 Par Value    17,000


             BPC Holding Corporation and Subsidiaries

                          Form 10-Q Index

             For Quarterly Period Ended June 29, 1996




                                                                   Page No.
Part I.   Financial Information

      Item 1.  Financial Statements
            Consolidated Balance Sheets................................. 3
            Consolidated Statements of Operations....................... 5
            Consolidated Statement of Changes in Stockholders'
               Equity (Deficit)......................................... 6
            Consolidated Statements of Cash Flows....................... 7
            Notes to Consolidated Financial Statements.................. 8

      Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............. 11

Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K......................... 14

Signature.............................................................. 15


Part 1.  Financial Information
Item 1.  Financial Statements

             BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets
                     (In Thousands of Dollars)

                                           June 29,  December 30,
                                             1996         1995
                                         ------------------------
                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                 $  4,502    $  8,035
 Accounts receivable (less allowance
   for doubtful accounts of $612 and $737)   19,749      15,944
 Inventories:
   Finished goods                            10,085       7,743
   Raw materials and supplies                 4,392       3,897
   Custom molds                                 724         257
                                         ------------------------
                                             15,201      11,897
 Prepaid expenses and other receivables         901       1,593
 Income taxes recoverable                       793         411
                                         ------------------------
Total current assets                         41,146      37,880

Assets held in trust                         35,665           _

Property and equipment:
 Land                                         4,289       3,882
 Buildings and improvements                  16,177      15,712
 Machinery, equipment and tooling            74,471      68,801
 Automobiles and trucks                         565         496
 Construction in progress                     3,866       4,094
                                             99,368      92,985
                                         ------------------------
 Less accumulated depreciation               45,548      40,544
                                         ------------------------
                                             53,820      52,441
Intangible assets:
 Deferred financing and origination
   fees (net of accumulated amortization of
   $1,993 and $1,555)                        10,899       5,962
 Excess of cost over net assets
   acquired (net of accumulated
   amortization of $609 and $425)             4,838       4,782
 Patents (net of accumulated                    135         139
   amortization of $4 and $0)
 Covenants not to compete (net of
   accumulated amortization of $44 and $27)      56          73
                                         ------------------------
                                             15,928      10,956
Deferred income taxes                         1,884       2,056
Other                                           222         132
                                         ------------------------
Total assets                               $148,665    $103,465
                                         ========================


             BPC Holding Corporation and Subsidiaries
              Consolidated Balance Sheets (continued)
                     (In Thousands of Dollars)

                                          June 29,    December 30,
                                            1996        1995
                                          ------------------------
                                           (Unaudited)
Liabilities and stockholders' equity
(deficit)
Current liabilities:
 Accounts payable                           $ 12,811     $ 14,074
 Accrued expenses and other liabilities        4,612        2,807
 Accrued interest                              3,113        2,652
 Employee compensation and payroll taxes       4,968        4,618
 Current portion of long-term debt               727          717
                                           ------------------------
Total current liabilities                     26,231       24,868

Long-term debt, less current portion         215,436      110,959
   (Notes 2 and 3)
Deferred compensation                              _          122
                                           ------------------------
Total liabilities                            241,667      135,949

Stockholders' equity (deficit) (Note2):
 Preferred stock; 1,000,000 shares
  authorized; 600,000 shares issued and       11,061            _
  outstanding (net of discount of $3,511)
 Class A Common Stock; $.01 par value:
  Voting; 500,000 sharesauthorized;
  91,000 shares issued and outstanding             1            _
  Nonvoting; 500,000 shares authorized;
  259,000 shares issued and outstanding            2            _
 Class B Common Stock; $.01 par value:
  Voting; 500,000 shares authorized;
  145,058 shares issued and outstanding            1            _
  Nonvoting; 500,000 shares authorized;
  54,942 shares issued and outstanding             1            _
 Class C Common Stock; $.01 par value:
  Nonvoting; 500,000 shares authorized;
  17,000 shares issued and outstanding             _            _
 Treasury stock:  0 and 5,212 shares,
  respectively                                     _          (58)
 Additional paid-in capital                    52,797         959
 Warrants                                       3,511       4,034
 Retained earnings (deficit)                 (160,376)    (37,419)
                                           ------------------------
Total stockholders' equity (deficit)          (93,002)    (32,484)


                                           ------------------------
Total liabilities and stockholders'
  equity (deficit)	          	               $148,665    $103,465
                                           ========================

See notes to consolidated financial statements.




             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Operations
         (In Thousands of Dollars, Except Per Share Data)

                            Thirteen Weeks Ended  Twenty-six Weeks Ended
                            --------------------------------------------
                              June 29,  July 1,   June 29,   July 1,
                                1996     1995       1996      1995
                            --------------------------------------------
                                 (Unaudited)         (Unaudited)

Net sales                     $38,876  $37,803   $73,872    $70,497
Cost of goods sold             27,352   27,239    52,471     49,781
                            --------------------------------------------
Gross margin                   11,524   10,564    21,401     20,716
Operating expenses:
  Selling                       1,738    1,389     3,409      2,759
  General and administrative    5,980    2,638     9,165      4,994
  Research and development        185      183       393        358
  Amortization of intangibles     105      257       205        456
                            --------------------------------------------
Operating income                3,516    6,097     8,229     12,149

Other expenses:
  Loss (gain) on disposal  of
property and equipment             19       21       (23)        14
  Other                           175       36       512        458
                            --------------------------------------------
Income  before  interest  and
  income taxes                  3,322    6,040     7,740     11,677

Interest:
  Expense                      (4,032)  (3,425)   (7,479)    (6,970)
  Income                          100      126       167        366
                            --------------------------------------------
Income before income taxes       (610)   2,741       428      5,073
Income tax expense (benefit)     (188)      15       209         20
                            --------------------------------------------
Net income (loss)               $(422)  $2,726     $ 219     $5,053
                            ============================================
Earnings per share (Note3):
  Pro forma earnings per common
  and common equivalent share:

  Net income (loss)           $ (0.70) $  4.50   $  0.36    $  8.34
                            ============================================

  Pro forma earnings per common share -
  assuming full dilution:

  Net income (loss)           $ (0.70) $  4.50   $  0.36    $  8.34
                            ============================================

See notes to consolidated financial statements.



                  BPC Holding Corporation and Subsidiaries
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                            (In Thousands of Dollars)
                                   (Unaudited)

                                            Common Stock Issued                           Additional
                                        -------------------------    Preferred   Treasury  Paid-In             Earnings
                                        Class A  Class B  Class C     Stock       Stock    Capital   Warrants  (Deficit)      Total
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1995             $ _       $ _      $ _         $ _        $(58)   $  960    $ 4,034    $(37,419) $ (32,483)
Net income                                 _         _        _           _           _         _          _         219        432
Market value adjustment - warrants         _         _        _           _           _    (1,145)     9,399      (8,254)         _
Exercise of stock options                  _         _        _           _           _     1,130          _           _      1,130
Distribution on sale of equity interests   _         _        _           _          58    (1,424)   (13,433)   (114,922)  (129,721)
Proceeds from newly issued equity          3         2        _      14,572           _    52,797          _           _     67,374
Payment of deferred compensation           _         _        _           _           _       479          _           _        479
Issuance of private warrants               _         _        _      (3,511)          _         _      3,511           _          _
                                         ------------------------------------------------------------------------------------------
Balance at June 29, 1996                 $ 3       $ 2      $ _     $11,061         $ _   $52,797    $ 3,511   $(160,376) $ (93,002)
                                         ==========================================================================================

See notes to consolidated financial statements.



             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
                     (In Thousands of Dollars)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                                 June 29,     July 1,
                                                  1996         1995
                                               ----------------------
                                                    (Unaudited)
Operating activities
Net income                                     $   219     $  5,053
Adjustments to reconcile net income to
net cash provided by operating
activities:
 Depreciation and amortization                   5,302        4,500
 Non-cash interest expense                         481          487
 Write-off of deferred acquisition costs             _          390
 Non-cash compensation                             358          173
 Loss (gain) on sale of property and
   equipment                                       (23)          14
 Deferred income taxes                             172       (1,149)
 Changes in operating assets and liabilities:
    Accounts receivable, net                    (3,824)      (5,565)
    Inventories                                 (3,304)      (1,818)
    Prepaid expenses and other receivables         219         (549)
    Accounts payable and accrued expenses        1,309          579
    Other assets                                    (6)         (24)
                                               ----------------------
Net cash provided by operating activities          903        2,091

Investing activities
Additions to property and equipment             (5,890)      (5,308)
Proceeds from disposal of property and equipment    43           13
Purchase of assets of Sterling
Products, Inc., net of cash acquired                 _       (7,246)
Purchase of Alpha and other acquisition costs     (776)        (395)
                                               ----------------------
Net cash used for investing activities          (6,623)     (12,936)

Financing activities
Payments on long-term borrowings                  (500)        (500)
Proceeds from long-term borrowings                  49            _
Payments on capital lease                         (106)         (97)
Exercise of management stock options             1,130            _
Proceeds from senior secured notes             105,000            _
Proceeds from issuance of common stock          52,797            _
Proceeds from issuance of preferred stock
  and warrants                                  14,572            _
Rollover investments and share repurchases    (125,219)           _
Assets held in trust                           (35,600)           _
Net payments to public warrant holders          (4,502)           _
Debt issuance costs                             (5,369)        (178)
Interest income applied to the assets
  held in trust                                    (65)           _
Reclassification of cash held for acquisition        _       12,000
                                               ----------------------
Net cash provided by financing activities        2,187       11,225
                                               ----------------------
Net increase (decrease)in cash and
  cash equivalents                              (3,533)         380
                                               ----------------------
Cash and cash equivalents at beginning
  of period                                      8,035        9,327
                                               ----------------------
Cash and cash equivalents at end of period     $ 4,502      $ 9,707
                                               ======================
See notes to consolidated financial statements.




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


2.  Company Recapitalization

On June 18, 1996, BPC Mergerco, Inc. ("Mergerco"), a company organized by Atlantic Equity Partners International II, L.P., Chase Venture Capital Associates, L.P., certain other institutional investors and management, effected the acquisition of a majority of the outstanding capital stock of BPC Holding Corporation ("Holding") by way of merger with Holding, with Holding being the surviving corporation (the "Transaction"). Sources of funds for the new capital structure included the issuance of $55.0 million of common stock, $15.0 million of preferred stock and warrants to purchase common shares of Holding, $105.0 million of 12.5% Senior Secured Notes (the "Notes") described below, and exercise of management stock options of approximately $0.9 million. Approximately $125.2 million of the proceeds were used for rollover investments and purchase of equity interests, and the remaining proceeds were used to make payments of approximately $4.5 million to public warrant holders, to establish an escrow account of $35.6 million to pay the first three years' interest on the Notes, to make deferred payments to certain holders of stock options of approximately $2.5 million, to pay fees and expenses related to the transaction of approximately $8.0 million and $0.1 million was held in cash.

In connection with the Transaction, Holding retired its old class A and class B common stock and authorized the creation of 500,000 shares each of new class A voting and non-voting common stock, 500,000 shares each of new class B voting and non-voting common stock, and 500,000 shares of new class C non-voting common stock. Pro forma earnings per share information has been presented for all periods as though the capital structure resulting from the recapitali-zation ocurred on January 1, 1995.



             BPC Holding Corporation and Subsidiaries

      Notes to Consolidated Financial Statements (continued)
                            (Unaudited)

3.  Issuance of Senior Secured Notes

In connection with the Transaction mentioned above, Holding completed a 144A private placement of $105.0 million of Senior Secured Notes due 2006 (the "Notes"). The Notes bear interest at 12 1/2% and mature on June 15, 2006. These Notes are senior secured obligations of Holding and are secured by a first priority pledge of all shares of outstanding capital stock of Berry. Except as provided below, interest on the Notes will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1996.

Proceeds of the Notes (net of fees and expenses of approximately $5.4 million) were used to finance $64.0 million of the purchase of equity interests (see Note 2) and establish an escrow of $35.6 million to pay the first three years' interest on the Notes.

In addition, from December 15, 1999 until June 15, 2001, the Company may, at its option, pay interest, at an increased rate of
 .75% per annum, in the form of additional Notes valued at 100% of the principal amount thereof.

4. Acquisitions

On December 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Tri-Plas, Inc. (the "Tri-Plas Acquisition") through its subsidiary Berry Tri-Plas Corporation (formerly Berry-CPI Plastics Corp.) for $6,600,000. The operations of Berry Tri-Plas Corporation are included in the Company's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Tri-Plas Acquisition occurred on January 1, 1995.

                                             July 1, 1995
                                           ---------------
                                (In thousands, except per share data)

   Net sales                                   $ 78,788
   Income before income taxes                     3,705
   Net income                                     3,685
   Pro forma earnings per common share:
   Primary                                        6.08
   Fully diluted                                  6.08


             BPC Holding Corporation and Subsidiaries

      Notes to Consolidated Financial Statements (continued)
                            (Unaudited)


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information gathered on the acquired company is based upon unaudited internal financial information and reflects only pro forma adjustments for additional interest expense and amortization of the excess of the cost over the underlying net assets acquired, net of the applicable income tax effect.


5.  Long-Term Debt

Long-term debt consists of the following:
                                           June 29,   December 30,
                                             1996        1995
                                          -------------------------
                                               (In thousands)

 12.50% Senior Secured Notes               $105,000    $      _
 12.25% Senior Subordinated Notes           100,000     100,000
 Nevada Industrial Revenue Bonds              5,500       6,000
 Iowa Industrial Revenue Bonds                5,400       5,400
 Capital lease obligation                       896       1,002
 Revolving loan                                  49           _
 Debt discount                                 (682)       (726)
                                          -------------------------
                                            216,163     111,676
 Less current portion of long-term debt         727         717
                                          -------------------------
                                           $215,436    $110,959
                                          =========================

The current portion of long-term debt is limited to a $0.5 million repayment of the industrial revenue bonds and the monthly principal payments related to a capital lease obligation. The Company also maintains a $28 million revolving line of credit with Fleet Capital Corporation. As of June 29, 1996, approximately $12 million of this credit line was used to provide a letter of credit for the outstanding industrial revenue bonds. Based on the borrowing formula  as  of  June 29, 1996, the Company had  approximately  $16 million of additional available credit under the Fleet Capital credit line.

6.  Patent Infringement Litigation

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. The Company is currently appealing this ruling.

Item 2.

             BPC Holding Corporation and Subsidiaries

  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Results of Operations

13 Weeks Ended June 29, 1996 (the "Quarter")
Compared to 13 Weeks Ended July 1, 1995 (the "prior Quarter")

       Net Sales. Net sales increased $1.1 million, or 2.8%, to $38.9 million for the Quarter from $37.8 million for the prior Quarter, notwithstanding an approximate 2% decrease in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. The increase in net sales was attributed to a combination of higher aerosol overcap sales of $1.4 million, higher drink cup sales of $1.0 million and higher container sales of $2.0 million (including the introduction of polypropylene containers from the Tri-Plas Acquisition). Sales of custom molded products were down $3.4 million mainly due to the loss of a 1995 non-repeating plastic tumbler promotion for Burger King .

       Gross Margin. Gross margin increased by $0.9 million to $11.5 million for the Quarter from $10.6 million for the prior Quarter. This increase of 8.5% was attributed to a combination of the introduction of more efficient tooling in certain of the container and drink cup products, strengthening operating performance at the Company's manufacturing facilities, and stronger sales of higher margin products.

       Operating  Expenses.   Selling expenses  increased  by  $0.3
million to $1.7 million for the Quarter from $1.4 million for the prior Quarter principally as a result of additions to the drink cup sales force and the selling expenses related to the Tri-Plas Acquisition. General and administrative expenses increased by $3.4 million to $6.0 million for the Quarter from $2.6 million for the Prior Quarter due to Transaction related expenses of $3.1 million, including $2.5 million of deferred payments to certain holders of stock options (see Note 2) and a $0.3 non-cash adjustment to the value of vested incentive stock options, and the adddition of operations relating to the Tri-Plas Acquisition.

      Interest Expense. Interest expense increased $0.6 million to $4.0 million for the Quarter compared to $3.4 million for the prior Quarter due to interest associated with the issuance of the Notes (see Note 3).

       Income Tax. For the Quarter, the Company had a $0.2 million tax benefit which was determined using Federal and state statutory income tax rates. There was also minimal income tax for the prior Quarter due to the availability of loss carryforwards.


       Net Income (Loss) and EBITDA. Net loss for the Quarter of $0.4 million decreased $3.1 million from net income of $2.7 million for the prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition, and expenses related to the Transaction, was $9.4 million for the Quarter compared to $8.6 million for the prior Quarter.

Results of Operations

26 Weeks Ended June 29, 1996 ("YTD")
Compared to 26 Weeks Ended July 1, 1995 ("prior YTD")

       Net Sales. Net sales increased $3.4 million, or 4.8%, to $73.9 million YTD from $70.5 million for the prior YTD, notwithstanding an approximate 4% decrease in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. The increase in net sales was attributed to a combination of higher aerosol overcap sales of $1.3 million, higher drink cup sales of $2.7 million and higher container sales of $3.2 million (including the introduction of polypropylene containers from the Tri-Plas Acquisition). Sales of custom molded products were down $3.4 million mainly due to the loss of a 1995 non-repeating plastic tumbler promotion for Burger King, and sales of custom manufactured tools decreased $0.4 million.

       Gross Margin. Gross margin increased by $0.7 million to $21.4 million YTD from $20.7 million for the prior YTD. This increase in gross margin was attributed to a combination of the introduction of more efficient tooling in certain of the container and drink cup products, strengthening operating performance at the Company's manufacturing facilities, and stronger sales of higher margin products. Gross margin also reflects the negative $0.8 million impact of a non-repeating favorable resin forward buying program in the first quarter of 1995.

       Operating  Expenses.   Selling expenses  increased  by  $0.6
million to $3.4 million YTD from $2.8 million for the prior YTD principally as a result of the addition of the drink cup business and the Tri-Plas Acquisition. General and administrative expenses increased by $4.2 million to $9.2 million YTD from $5.0 million for the prior YTD. The increase included Transaction expenses of $3.1 million, including $2.5 million of defered payments to certain holders of stock options (see Note 2) and a $0.3 million non-cash adjustment to the value of vested incentive stock options. The increase also includes additional expenses from the Tri-Plas Acquisition and the Sterling Products Acquisition of $0.6 million, and patent and other litigation expenses were $0.5 million.

      Interest Expense. Interest expense increased $0.5 million to $7.5 million YTD compared to $7.0 million for the prior YTD due to the issuance of the Notes (see Note 3).

       Income Tax. YTD, the Company had income tax of $0.2 million which was determined using Federal and state statutory income tax rates. There was minimal income tax in the prior YTD due to the availability of loss carryforwards.


       Net Income and EBITDA. Net income YTD of $0.2 million decreased $4.9 million from net income of $5.1 million for the prior YTD for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss
(gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition. and expenses related to the Transaction, was $16.7 million YTD compared to $16.8 million for the prior YTD.

Liquidity and Sources of Capital

Net cash provided from operating activities was $0.9 million through the twenty-six week period ended June 29, 1996, a decrease of $1.2 million from the $2.1 million for the comparable prior year period. Increased sales volume, a reduction of overdue accounts payable assumed in connection with the Tri-Plas Acquisition, and increasing value of inventory due to rising raw material prices all contributed to increasing working capital (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) by $5.3 million since 1995 year end. Working capital increased $7.4 million for the same period in 1995.

Capital spending of $5.9 million YTD included $2.0 million for molds and molding machines, $0.7 for printing-related equipment, and $3.2 million for building and accessory equipment. The Company currently intends to finance capital spending through cash flow from operations, existing cash balances and cash available under the Fleet revolving credit agreement.

At June 29, 1996, the Company's cash balance was $4.5 million, and the Company had unused borrowing capacity under the Revolving Credit Facility's borrowing base of approximately $16 million. Capital is considered adequate to meet future obligations.


      Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                11.01 Computation of Pro Forma Per Share Earnings

         (b) Reports on Form 8-K:

                   One  report on Form 8-K was filed by the Company
         on July 3, 1996 . Under Item 5., Other Events, the Company reported the consummation of the Transaction and the description of the merger of BPC Mergerco, Inc. and BPC Holding Corporation. No financial statements were included in the filing.


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


                               BPC Holding Corporation
                               Berry Plastics Corporation
                               Berry Iowa Corporation
                               Berry Tri-Plas Corporation


August 13, 1996



                                /s/ James M. Kratochvil
                                -----------------------
                                James M. Kratochvil
                                Vice President, Chief Financial Officer
                                  and Secretary of BPC Holding
                                  Corporation and its Subsidiaries
                                  (Principal Financial Officer)




                                               Exhibit 11.01.


                 COMPUTATION OF PRO FORMA PER SHARE EARNINGS

                                         Thirteen Weeks           Twenty-six Weeks
                                             Ended                      Ended
                                       --------------------------------------------
                                       June 29     July 1      June 29      July 1
                                         1996        1995         1996        1995
                                       --------  ----------     --------  ---------

Net income (loss)                     $(421,727) $2,726,699    $ 218,936 $5,052,661
                                       ========= ==========     ========  =========

Primary earnings per share:
Average   number   of   common
 shares outstanding                     567,000     567,000      567,000    567,000

Net additional common shares
 in respect to common stock
 equivalents based on the
 Modified Treasury Stock method          39,096      39,096       39,096     39,096
                                        --------    -------      -------    -------
Total primary shares and equivalents    606,096     606,096      606,096    606,096
                                       =========   ========     ========   ========

Net Income (loss) per primary share     $ (0.70)     $ 4.50       $ 0.36     $ 8.34
                                        ========    =======       ======    =======
Fully-diluted earnings per share:
Average number of common
 shares outstanding                     567,000     567,000      567,000    567,000

Net additional common shares
 in  respect to common stock
 equivalents based on the
 Modified Treasury Stock method          39,096      39,096       39,096     39,096
                                        -------     -------      -------    -------
Total shares and equivalents            606,096     606,096      606,096    606,096
                                        =======    ========      =======   ========

Net Income (loss) per
 fully-diluted share                    $(0.70)     $ 4.50        $ 0.36     $ 8.34
                                        =======    =======        ======    =======