Form 10-Q
period 1996-09-28
BERRY PLASTICS CORP
filed 1996-11-12
CIK 919463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                      or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

    Commission File Number 33-75706, 33-75706-01; 33-75706-02, 33-75706-03

                          BERRY PLASTICS CORPORATION
                            BPC HOLDING CORPORATION
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF SEPTEMBER 28, 1996
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        145,058
     Class B - Nonvoting - $.01 Par Value      54,942
     Class C - Nonvoting - $.01 Par Value      17,000

                BPC HOLDING CORPORATION AND SUBSIDIARIES

                             FORM 10-Q INDEX

              FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
            Consolidated Balance Sheets                        3
            Consolidated Statements of Operations              5
            Consolidated Statement of Changes in Stockholders'
                Equity (Deficit)                               6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     13

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                16

Signature                                                     17

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

            BPC Holding Corporation and Subsidiaries
                   Consolidated Balance Sheets
                         (In Thousands of Dollars)

                                                      SEPTEMBER 28,          DECEMBER 30,
                                                         1996                   1995
                                                       (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                            $  9,324               $  8,035
  Accounts receivable (less allowance for doubtful
          accounts of $635 and $737)                      20,794                 15,944
  Inventories:
   Finished goods                                          9,797                  7,743
   Raw materials and supplies                              4,004                  3,897
   Custom molds                                              625                    257
                                                          14,426                 11,897
  Prepaid expenses and other receivables                   1,159                  1,593
  Income taxes recoverable                                   818                    411
Total current assets                                      46,521                 37,880
Assets held in trust                                      36,160                      -
Property and equipment:
  Land                                                     4,598                  3,882
  Buildings and improvements                              17,901                 15,712
  Machinery, equipment and tooling                        76,644                 68,801
  Automobiles and trucks                                     642                    496
  Construction in progress                                 2,711                  4,094
                                                         102,496                 92,985
  Less accumulated depreciation                           47,696                 40,544
                                                          54,800                 52,441
Intangible assets:
  Deferred financing and origination fees (net of
          accumulated amortization of $2,336 and          10,555                  5,962
$1,555)
  Excess of cost over net assets acquired (net of
          accumulated amortization of $693 and $425)       4,758                  4,782
    Patents (net of accumulated amortization of $6 and
          $0)                                                133                    139
  Covenants not to compete (net of accumulated
          amortization of $52 and $27)                        48                     73
                                                          15,494                 10,956
Deferred income taxes                                      2,038                  2,056
Other                                                        231                    132
Total assets                                            $155,244               $103,465

              BPC Holding Corporation and Subsidiaries
               Consolidated Balance Sheets (continued)
                         (In Thousands of Dollars)

                                                       SEPTEMBER 28,            DECEMBER 30,
                                                           1996                    1995
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $ 13,209                $ 14,073
  Accrued expenses and other liabilities                   4,585                   2,807
  Accrued interest                                         9,462                   2,652
  Employee compensation and payroll taxes                  5,583                   4,618
  Current portion of long-term debt                          732                     717
Total current liabilities                                 33,571                  24,867
Long-term debt, less current portion (NOTES 2 AND 3)     215,348                 110,959
Deferred compensation                                          -                     122
Accrued dividends on preferred stock                         593                       -
Total liabilities                                        249,512                 135,948
Stockholders' equity (deficit) (NOTE 2):
    Preferred stock; 1,000,000 shares authorized;
       600,000 shares issued and outstanding
       (net of discount of $3,428)                        11,144                       -
     Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 91,000 shares
       issued and outstanding                                  1                       -
     Nonvoting; 500,000 shares authorized; 259,000
       shares issued and outstanding                           2                       -
     Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 145,058 shares
       issued and outstanding                                  1                       -
     Nonvoting; 500,000 shares authorized; 54,942
       shares issued and outstanding                           1                       -
     Class C Common Stock; $.01 par value:
     Nonvoting; 500,000 shares authorized; 17,000
       shares issued and outstanding                           -                       -
  Treasury stock:  0 and 5,212 shares, respectively            -                    (58)
  Additional paid-in capital                              52,204                     960
  Warrants                                                 3,511                   4,034
  Retained earnings (deficit)                           (161,132)                (37,419)
Total stockholders' equity (deficit)                     (94,268)                (32,483)
Total liabilities and stockholders' equity (deficit)    $155,244                $103,465


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              BPC Holding Corporation and Subsidiaries
                Consolidated Statements of Operations
              (In Thousands of Dollars, Except Per Share Data)

                                         THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                    SEPTEMBER 28,       SEPTEMBER 30,      SEPTEMBER 28,     SEPTEMBER 30,
                                        1996                1995               1996                1995
                                             (UNAUDITED)                             (UNAUDITED)
   Net sales                         $39,794             $35,932            $113,666            $106,429
   Cost of goods sold                 29,377              27,269              81,848              77,051
   Gross margin                       10,417               8,663              31,818              29,378
   Operating expenses:
     Selling                           1,775               1,451               5,184               4,210
     General and administrative        2,750               2,206              11,915               7,200
     Research and development            219                 196                 612                 554
     Amortization of intangibles         177                 254                 382                 709
   Operating income                    5,496               4,556              13,725              16,705
   Other (income) expenses:
     Loss   (gain)  on  disposal  of
   property and equipment                  -                 (5)                (23)                  10
     Other                                39                 181                 551                 639
   Income before interest and income   5,457               4,380              13,197              16,056
   taxes
   Interest:
     Expense                          (6,941)             (3,561)            (14,420)            (10,531)
     Income                              561                 142                 728                 508
   Income (loss) before income taxes    (923)                961                (495)              6,033
   Income tax expense (benefit)         (167)                148                  42                 167
   Net income (loss)                    (756)                813                (537)              5,866
   Preferred stock dividends            (593)                  -                (593)                  -
   Net (income) loss attributable to
   common shareholders               $(1,349)             $  813            $ (1,130)           $  5,866
   Earnings per share (NOTE 2):
PRO FORMA  EARNINGS  PER  COMMON AND
   COMMON EQUIVALENT SHARE:
      Net income (loss)              $  (2.23)           $  1.34            $  (1.86)           $  9.68
     PRO  FORMA  EARNINGS PER COMMON
   SHARE - ASSUMING FULL DILUTION:
      Net income (loss)              $  (2.23)           $  1.34            $  (1.86)           $  9.68

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries
   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                   ADDITIONAL              RETAINED
                                      COMMON STOCK ISSUED      PREFERRED  TREASUR    PAID-IN               EARNINGS
                                   CLASS A   CLASS B  CLASS C    STOCK     STOCK     CAPITAL   WARRANTS    (DEFICIT)      TOTAL
Balance at December 31, 1995          $ -       $ -      $ -       $ -      $(58)    $   960    $ 4,034    $ (37,419)  $(32,483)
Net income                              -         -        -         -         -           -          -         (537)      (537)
Market value adjustment - warrants      -         -        -         -         -      (1,145)     9,399       (8,254)         -
Exercise of stock options               -         -        -         -         -       1,130          -            -      1,130
Distribution on sale of equity          -         -        -         -        58      (1,424)   (13,433)    (114,922)  (129,721)
    interests
Proceeds from newly issued equity       3         2        -    14,572         -      52,797          -            -     67,374
Payment of deferred compensation        -         -        -         -         -         479          -            -        479
Issuance of private warrants            -         -        -    (3,511)        -           -      3,511            -          -
Accrued dividends on preferred          -         -        -         -         -        (593)         -            -       (593)
    stock
Amortization   of  preferred  stock     -         -        -        83         -           -          -            -         83
    discount
Balance at September 28, 1996        $  3      $  2      $ -   $11,144       $ -     $52,204    $ 3,511    $(161,132)  $(94,268)

SEE NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

             BPC Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
                     (In Thousands of Dollars)

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                          SEPTEMBER 28,                  SEPTEMBER 30,
                                                                             1996                           1995
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                $   (537)                          $5,866
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             8,223                           6,929
   Non-cash interest expense                                                   846                             718
   Write-off of deferred acquisition costs                                       -                             390
   Non-cash compensation                                                       358                             178
   Loss (gain) on sale of property and equipment                               (23)                             10
   Deferred income taxes                                                        18                          (1,463)
   Changes in operating assets and liabilities:
   Accounts receivable, net                                                 (4,869)                         (6,489)
   Inventories                                                              (2,529)                         (1,237)
   Prepaid expenses and other receivables                                      (64)                           (976)
   Accounts payable and accrued expenses                                     8,644                           2,427
   Other assets                                                                 (5)                            (18)
Net cash provided by operating activities                                   10,062                           6,335
INVESTING ACTIVITIES
Additions to property and equipment                                         (9,614)                         (8,185)
Proceeds from disposal of property and equipment                                43                              20
Purchase of assets of Sterling Products, Inc., net of
       cash acquired                                                             -                          (7,246)
Purchase of Alpha and other acquisition costs                                 (790)                           (395)
Net cash used for investing activities                                     (10,361)                        (15,806)
FINANCING ACTIVITIES
Payments on long-term borrowings                                              (500)                           (500)
Payments on capital lease                                                     (161)                           (147)
Exercise of management stock options                                         1,130                               -
Proceeds from senior secured notes                                         105,000                               -
Proceeds from issuance of common stock                                      52,797                               -
Proceeds from issuance of preferred stock and warrants                      14,572                               -
Rollover investments and share repurchases                                (125,219)                              -
Assets held in trust                                                       (35,600)                              -
Net payments to public warrant holders                                      (4,502)                              -
Debt issuance costs                                                         (5,369)                           (177)
Interest income applied to the assets held in trust                           (560)                              -
Reclassification of cash held for acquisition                                     -                         12,000
Net cash provided by financing activities                                     1,588                         11,176
Net increase in cash and cash equivalents                                     1,289                          1,705
Cash and cash equivalents at beginning of period                              8,035                          9,327
Cash and cash equivalents at end of period                                $   9,324                    $    11,032

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



           BPC Holding Corporation and Subsidiaries

          Notes to Consolidated Financial Statements
                          (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of the Company's wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation; Berry Tri-Plas Corporation; Berry Sterling Corporation, and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995 and information included in the Company's Form S-4 filed with the Securities and Exchange Commission on August 28, 1996.


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

In connection with the Transaction, Holding retired its old Class A and Class B common stock and authorized the creation of 500,000 shares each of new Class A voting and non-voting common stock, 500,000 shares each of new Class B voting and non-voting common stock, and 500,000 shares of new Class C non-voting common stock. Pro forma earnings per share information has been presented for all periods as though the capital structure resulting from the recapitalization occurred on January 1, 1995.

           BPC Holding Corporation and Subsidiaries

                          (Unaudited)

3.  ISSUANCE OF SENIOR SECURED NOTES

In connection with the Transaction mentioned above, Holding completed a 144A private placement of $105.0 million of Senior Secured Notes due 2006 (the "Old Notes"). On October 9, 1996, Holding consummated an exchange offer whereby the Old Notes were exchanged for 12.5% Series B Senior Secured Notes due 2006 (the "Notes"). The terms of the Notes are identical in all material respects to the Old Notes, except that the Notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer and do not contain certain provisions providing for the payment of liquidated damages to the holders of the Old Notes under certain circumstances relating to the registration of the Old Notes, which provisions terminated upon the consummation of the exchange of the Old Notes for the Notes. The Notes bear interest at 12.5% and mature on June 15, 2006. These Notes are senior secured obligations of Holding and are secured by a first priority pledge of all shares of outstanding capital stock of Berry. Except as provided below, interest on the Notes will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1996.

Proceeds of the Old Notes (net of fees and expenses of approximately $5.4 million) were used to finance $64.0 million of the purchase of equity interests (see Note 2) and establish an escrow of $35.6 million to pay the first three years' interest on the Notes.

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

                                     THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                      SEPTEMBER 30, 1995                   SEPTEMBER 30, 1995
                                                         (In thousands, except per share data)
Net sales                                $ 40,078                             $ 118,866
Income before income taxes                    277                                 3,981
Net income                                    129                                 3,814
Pro forma earnings per common share:
    Primary                                   .21                                 6.29
    Fully diluted                             .21                                 6.29



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


5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                               SEPTEMBER 28,          December 30,
                                                   1996                   1995
                                                 (In thousands)
12.50% Senior Secured Notes                     $105,000                $      -
12.25% Senior Subordinated Notes                 100,000                 100,000
Nevada Industrial Revenue Bonds                    5,500                   6,000
Iowa Industrial Revenue Bonds                      5,400                   5,400
Capital lease obligation                             840                   1,002
Debt discount                                      (660)                    (726)
                                                 216,080                 111,676
Less current portion of long-term debt               732                     717
                                                $215,348                $110,959


           BPC Holding Corporation and Subsidiaries

    Notes to Consolidated Financial Statements (continued)
                          (Unaudited)


The current portion of long-term debt is limited to a $0.5 million repayment of the industrial revenue bonds and the monthly principal payments related to a capital lease obligation. The Company also maintains a $28 million revolving line of credit with Fleet Capital Corporation. As of September 28, 1996, approximately $12 million of this credit line was used to provide a letter of credit for the outstanding industrial revenue bonds. Based on the borrowing formula as of September 28, 1996, the Company had approximately $16 million of additional available credit under the Fleet Capital credit line.


6.  PATENT INFRINGEMENT LITIGATION

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. The Company is currently appealing this ruling.


7.  WINCHESTER PLANT CONSOLIDATION

On September 16, 1996 the Company announced the consolidation of its Winchester, Virginia production facility with other Company locations, including Charlotte, North Carolina, Evansville, Indiana and Iowa Falls, Iowa.

           BPC Holding Corporation and Subsidiaries

                          (Unaudited)


8.    BERRY  PLASTICS  CORPORATION  SUMMARY  FINANCIAL  INFORMATION   (IN
THOUSANDS)

The following summarizes financial information of the Company's wholly-owned subsidiary, Berry Plastics Corporation and subsidiaries:


                                  SEPTEMBER 28, 1996               December 30, 1995
CONSOLIDATED BALANCE SHEETS
   Current assets                  $ 45,889                        $ 37,880
   Property  and  equipment - net
   of accumulated depreciation       54,800                          52,441
   Other noncurrent assets           12,541                          13,144
   Total assets                    $113,230                        $103,465
   Current liabilities             $ 31,589                        $ 27,672
   Noncurrent liabilities           113,152                         110,959
   Stockholders' equity (deficit)   (31,511)                        (35,166)
   Total liabilities and
   stockholders' equity (deficit)  $113,230                        $103,465

                                        THIRTEEN WEEKS ENDED                    Thirty-nine Weeks Ended
                                    SEPTEMBER  28,     SEPTEMBER 30,         SEPTEMBER 28,      SEPTEMBER 30,
                                         1996              1995                   1996                1995
   STATEMENTS OF OPERATIONS
   Net sales                       $39,794               $35,932               $113,666             $106,429
   Cost of goods sold               29,377                27,269                 81,848               77,051
   Operating income                  5,576                 4,561                 16,956               16,883
   Income before income taxes        2,102                   966                  6,067                6,211
   Net income                        1,240                   818                  3,656                6,039

Item 2.

           BPC Holding Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

RESULTS OF OPERATIONS

13 WEEKS ENDED SEPTEMBER 28, 1996 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 30, 1995 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $3.9 million, or 10.9%, to $39.8 million for the Quarter from $35.9 million for the prior Quarter, notwithstanding an approximate 3% decrease in net selling price due mainly to the impact of competitive pricing in the drink cup product line. The increase in net sales was attributed to a combination of higher aerosol overcap sales of $2.5 million and higher container sales of $2.8 million (including the introduction of polypropylene containers from the Tri-Plas Acquisition) offset by a decrease of $1.6 million in drink cup sales. Sales of custom molded products were $0.2 million higher than the prior Quarter.

      GROSS MARGIN. Gross margin increased by $1.7 million to $10.4 million for the Quarter from $8.7 million for the prior Quarter. This increase of 19.5% was attributed to a combination of the introduction of more efficient tooling for certain of the container and drink cup products, strengthening operating performance at the Company's manufacturing facilities, and stronger sales of higher margin products.

      OPERATING EXPENSES. Selling expenses increased by $0.3 million to $1.8 million for the Quarter from $1.5 million for the prior Quarter principally as a result of additions to the drink cup sales force and the selling expenses related to the Tri-Plas Acquisition. General and administrative expenses increased by $0.6 million to $2.8 million for the Quarter from $2.2 million for the Prior Quarter, including $0.4 million associated with closing the Winchester, Virginia production facility (SEE
NOTE 7).

      INTEREST EXPENSE. Interest expense increased $3.3 million to $6.9 million for the Quarter compared to $3.6 million for the prior Quarter due to interest associated with the issuance of the Notes (SEE NOTE 3).

      INCOME TAX. For the Quarter, the Company had a $0.2 million tax benefit which was determined using Federal and state statutory income tax rates. There was also minimal income tax for the prior Quarter due to the availability of loss carryforwards.

      NET INCOME (LOSS) AND EBITDA. Net loss for the Quarter of $0.8 million increased $1.6 million from net income of $0.8 million for the prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition, and expenses related to the Transaction, was $8.8 million for the Quarter compared to $7.0 million for the prior Quarter.

RESULTS OF OPERATIONS

39 WEEKS ENDED SEPTEMBER 28, 1996 ("YTD")
COMPARED TO 39 WEEKS ENDED SEPTEMBER 30, 1995 ("PRIOR YTD")

      NET SALES. Net sales increased $7.3 million, or 6.9%, to $113.7 million YTD from $106.4 million for the prior YTD, notwithstanding an approximate 4% decrease in net selling price due to the impact of cyclical adjustments in the price of plastic resin and competitive pricing in the drink cup product line. The increase in net sales was attributed to a combination of higher aerosol overcap sales of $3.8 million, higher drink cup sales of $1.1 million and higher container sales of $5.9 million (including the introduction of polypropylene containers from the Tri-Plas Acquisition). Sales of custom molded products were down $3.1 million mainly due to the loss of a 1995 non-repeating plastic tumbler promotion for Burger King, and sales of custom manufactured tools decreased $0.5 million.

      GROSS MARGIN. Gross margin increased by $2.4 million to $31.8 million YTD from $29.4 million for the prior YTD. This increase in gross margin was attributed to a combination of the introduction of more efficient tooling for certain of the container and drink cup products, strengthening operating performance at the Company's manufacturing facilities, and stronger sales of higher margin products. Gross margin also reflects the negative $0.8 million impact of a non-repeating favorable resin forward buying program in the first quarter of 1995.

      OPERATING EXPENSES. Selling expenses increased by $1.0 million to $5.2 million YTD from $4.2 million for the prior YTD principally as a result of the addition of the drink cup business and the Tri-Plas Acquisition. General and administrative expenses increased by $4.7 million to $11.9 million YTD from $7.2 million for the prior YTD. The increase included Transaction expenses of $3.1 million, including $2.5 million of deferred payments to certain holders of stock options (SEE
NOTE 2) and a $0.3 million non-cash adjustment to the value of vested incentive stock options. The increase also includes additional expenses from the Tri-Plas Acquisition and the Sterling Products Acquisition of $0.6 million, and patent and other litigation expenses of $0.6 million.

      INTEREST EXPENSE. Interest expense increased $3.9 million to $14.4 million YTD compared to $10.5 million for the prior YTD due to the issuance of the Notes (SEE NOTE 3).

      INCOME TAX. YTD, the Company had income tax of $0.1 million which was determined using Federal and state statutory income tax rates. There was minimal income tax in the prior YTD due to the availability of loss carryforwards.

      NET INCOME AND EBITDA. Net loss YTD of $0.5 million increased $6.4 million from net income of $5.9 million for the prior YTD for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, one-time transition expenses related to the Sterling Products Acquisition and the Tri-Plas Acquisition. and expenses related to the Transaction, was $25.5 million YTD compared to $23.8 million for the prior YTD.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided from operating activities was $10.1 million through the thirty-nine week period ended September 28, 1996, an increase of $3.8 million from the $6.3 million for the comparable prior year period.
Working capital (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) decreased by $1.2 million since 1995 year end due to higher accrued interest, partially offset by a sales driven increase in accounts receivable and an increase to inventory resulting from higher plastic resin prices. Working capital increased $6.3 million for the same period in 1995.

Capital spending of $9.6 million YTD included $3.9 million for molds and molding machines, $0.8 for printing-related equipment, and $4.9 million for building and accessory equipment. The Company currently intends to finance capital spending through cash flow from operations, existing cash balances and cash available under the Fleet revolving credit agreement.

At September 28, 1996, the Company's cash balance was $9.3 million, and the Company had unused borrowing capacity under the Revolving Credit Facility's borrowing base of approximately $16 million. Capital is considered adequate to meet future obligations.

      PART II.  OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                11.01 Computation of Pro Forma Per Share Earnings

         (b) Reports on Form 8-K:

                One  report  on Form 8-K was filed by the Company on July
             3, 1996. Under Item 5, Other Events, the Company reported the consummation of the Transaction and the description of the merger of BPC Mergerco, Inc. and BPC Holding Corporation. No financial statements were included in the filing.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    				        Berry Plastics Corporation
                                BPC Holding Corporation
                                Berry Iowa Corporation
                                Berry Tri-Plas Corporation

November 12, 1996



                                /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Vice President, Chief Financial Officer
                                  and Secretary of BPC Holding
                                  Corporation and its Subsidiaries
                                  (Principal Financial Officer)

                                                              Exhibit 11.01.


                            COMPUTATION OF PRO FORMA PER SHARE EARNINGS

                                                THIRTEEN                            THIRTY-
                                                 WEEKS                             NINE WEEKS
                                                 ENDED                               ENDED
                                       SEPTEMBER           SEPTEMBER         SEPTEMBER  SEPTEMBER
                                          28,                 30,                28,       30,
                                         1996                1995               1996      1995
Net income (loss)                   $(1,348,628)        $  813,362        $(1,129,692)    $5,866,023
PRIMARY EARNINGS PER SHARE:
  Average number of common shares
  outstanding                           567,000            567,000            567,000        567,000

  Net additional common shares in
  respect to common stock
  equivalents based on  the Modified     39,096             39,096             39,096         39,096
  Treasury Stock method

  Total primary shares and              606,096            606,096            606,096        606,096
  equivalents

  Net income (loss) per primary        $  (2.23)           $  1.34           $  (1.86)     $    9.68
  share

FULLY-DILUTED EARNINGS PER SHARE:
  Average number of common shares
  outstanding                           567,000            567,000            567,000        567,000

  Net additional common shares in
  respect to common stock
  equivalents based on  the Modified     39,096             39,096             39,096         39,096
  Treasury Stock method

  Total shares and equivalents          606,096            606,096            606,096        606,096

  Net income (loss) per fully-         $  (2.23)           $  1.34           $  (1.86)     $    9.68
  diluted share

SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.