Form 10-K
period 1996-12-28
BERRY PLASTICS CORP
filed 1997-03-28
CIK 919463

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

(Mark One)
[X]  Annual  report  pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended DECEMBER 28, 1996
                                          or
[  ] Transition report  pursuant  to  Section  13  or  15(d)  of the Securities
       Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to

                      Commission File Number 33-75706

                       BERRY PLASTICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         35-1813706
   (State or other jurisdiction                             (IRS employer
 of incorporation or organization)                      identification number)

                       BPC HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         35-1814673
   (State or other jurisdiction                             (IRS employer
 of incorporation or organization)                      identification number)

                       BERRY IOWA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         42-1382173
   (State or other jurisdiction                             (IRS employer
 of incorporation or organization)                      identification number)

                       BERRY TRI-PLAS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         56-1949250
   (State or other jurisdiction                             (IRS employer
 of incorporation or organization)                      identification number)

 101 Oakley Street                                             47710
 Evansville, Indiana
(Address of principal executive offices)                     (Zip code)

Registrants' telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

   Other than with respect to BPC Holding Corporation ("Holding"), none of the voting stock of any registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of Holding, however, Holding estimates the market value of its voting stock that is held by non-affiliates to be $780,000.

   As of March 25, 1997, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 145,001 shares of Class B Voting Common Stock; 54,779 shares of Class B Nonvoting Common Stock; and 16,981 shares of Class C Nonvoting Common Stock. As of March 25, 1997 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, and 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                  None








                          BERRY PLASTICS CORPORATION
                            BPC HOLDING CORPORATION
                            BERRY IOWA CORPORATION
                          BERRY TRI-PLAS CORPORATION

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                               TABLE OF CONTENTS


                                                                          PAGE


                                    PART I


Item 1.     Business.....................................................    3
Item 2.     Properties...................................................   12
Item 3.     Legal Proceedings...........................................    12
Item 4.     Submission of Matters to a Vote of Security Holders.........    13



                                    PART II


Item 5.     Market for Registrants' Common Equity  and  Related Stockholder
            Matters......................................................   14
Item 6.     Selected Financial Data......................................   15
Item 7.     Management's  Discussion  and Analysis of Financial  Condition
            and Results of Operations....................................   16
Item 8.     Financial Statements and Supplementary Data..................   20
Item 9.     Changes in and Disagreements  with  Accountants on Accounting
            and Financial Disclosure.....................................   20



                                   PART III


Item 10.    Directors and Executive Officers of the Registrants.........    21
Item 11.    Executive Compensation......................................    24
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    28
Item 13.    Certain Relationships and Related Transactions..............    30



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................    33

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  Berry Plastics Corporation ("Berry" or the "Company"), which is a leading domestic manufacturer and marketer of plastic packaging products focused on four key markets: aerosol overcaps, rigid open-top containers, drink cups and housewares. The Company had net sales of approximately $151.1 million in fiscal 1996, $140.7 million in fiscal 1995 and $106.1 million in fiscal 1994. Within each of these markets, the Company concentrates on manufacturing value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching abilities and sophisticated multi-color printing capabilities. The Company believes that it is the largest supplier of aerosol overcaps in the United States, with an estimated 49% domestic market share in fiscal 1996 and sales of over 1.5 billion overcaps. Berry also believes that it is the largest domestic supplier of thinwall, child-resistant and pry-off open top containers. Berry has utilized its national sales force and existing molding and printing capacity at multiple-plant locations to become a leader in the plastic drink cup market, which includes the Company's 32 ounce and 44 ounce DT cups, which fit in standard vehicle cup holders. The Company entered the housewares market (which includes the lawn and garden market) for semi-disposable plastic products, sold primarily to national retail marketers, as a result of the acquisition of PackerWare Corporation ("PackerWare") in January 1997. For the 1996, 1995 and 1994 fiscal years, aerosol overcaps accounted for approximately 33%, 31% and 36%, respectively, of total net sales; open-top containers accounted for approximately 53%, 51% and 58%, respectively, of total net sales; and drink cups, accounted for approximately 9% and 12% of total net sales for fiscal 1996 and 1995, respectively.

  The Company supplies aerosol overcaps for a wide variety of commercial and consumer products. Similarly, the Company's containers are used for packaging a broad spectrum of commercial and consumer products. The Company's plastic drink cups are sold primarily to fast food and convenience store chains. The Company sells houseware products, primarily seasonal, semi-disposable housewares and lawn and garden items, to major retail marketers as a result of its acquisition of PackerWare in January 1997. Berry's customer base is comprised of over 2,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 22% of the Company's fiscal 1996 net sales, and no customer accounted for more than 4% of net sales.

  The Company believes that it derives a strong competitive position from its state-of-the-art production capabilities, extensive array of proprietary molds in a wide variety of sizes and styles and dedication to service and quality. In the aerosol overcap market, the Company distinguishes itself with superior color matching capabilities, which is of extreme importance to its base of image-conscious consumer products customers, and proprietary packing equipment, which enables the Company to deliver a higher quality product while lowering warehousing and shipping costs. Likewise, in the container market, an in-house graphic arts department and sophisticated printing and decorating capabilities permit the Company to offer extensive value-added decorating options. The Company's drink cup product line is strengthened by both the larger market share and diversification provided through its acquisition of PackerWare. Berry entered the housewares business with its acquisition of PackerWare, which has a reputation for outstanding quality and service among major retail marketers and for products which offer high value at a reasonable price to consumers. The Company is also characterized as an industry innovator, particularly in the area of decoration. These market-related strengths, combined with the Company's modern proprietary mold technology, high speed molding capabilities and multiple-plant locations, all contribute to the Company's strong market position.

  In addition to these marketing and manufacturing strengths, the Company believes that its close working relationships with customers are crucial to maintaining market positions and developing future growth opportunities. The Company employs a direct sales force which is focused on working with customers and the Company's production and product design personnel to develop customized packaging that enhances customer product differentiation and improves product performance. The Company works to develop innovative new products and identify and pursue non-traditional markets that can use existing Company products.

HISTORY

  Imperial Plastics, the Company's predecessor, was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and BPC Holding Corporation, a Delaware corporation and the holder of 100% of the outstanding capital stock of the Company ("Holding"), were formed to purchase the assets of Old Berry. The Company acquired substantially all of the assets (the "Mammoth Acquisition") of the Mammoth Containers division of Genpak Corporation in February 1992, adding plants in Forest City, North Carolina (which was subsequently sold by the Company) and Iowa Falls, Iowa.

  In March 1995, Berry Sterling Corporation, a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company ("Berry Sterling"), acquired substantially all of the assets of Sterling Products, Inc. (the "Sterling Products Acquisition"), a producer of injection molded plastic drink cups and lids. Sterling Products, Inc. had fiscal 1994 sales of $6.5 million. Management believes that the Sterling Products Acquisition gave the Company immediate penetration into a rapidly expanding plastic drink cup market.

  In December 1995, Berry Tri-Plas Corporation (formerly Berry-CPI Corp.), a Delaware corporation and wholly-owned subsidiary of the Company ("Berry Tri-Plas"), acquired substantially all of the assets of Tri-Plas, Inc. (the "Tri-Plas Acquisition"), a manufacturer of injection molded containers and lids, and added manufacturing plants in Charlotte, North Carolina and York, Pennsylvania. Tri-Plas, Inc. had fiscal 1995 net sales of approximately $16.6 million. Management believes that the Tri-Plas Acquisition gave the Company an immediate presence in the polypropylene container product line, which is mainly used for food and "hot fill" applications.

  In January 1996, the Company acquired the assets relating to the plastic drink cup product line and decorating equipment of Alpha Products, Inc., a subsidiary of Aladdin Industries, Inc. The addition of these assets complimented the drink cup product line acquired in the Sterling Products Acquisition.

  In January 1997, the Company acquired PackerWare Corporation of Lawrence, Kansas and substantially all of the assets of Container Industries, Inc. of Pacoima, California. See "The PackerWare Acquisition" and "The Container Industries Acquisition" below.

THE 1996 TRANSACTION

  On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco") was organized by Atlantic Equity Partners International II, L.P. ("International"), Chase Venture Capital Associates, L.P. ("CVCA") and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, each of International, CVCA and certain other equity investors (collectively, the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, CVCA and an additional institutional investor (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the Merger, each share of Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately-held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, and all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the offering in April 1994 by Berry of $100 million aggregate principal amount of 12.25% Senior Subordinated Notes due 2004 (the "1994 Notes," and such transaction being the "1994 Transaction"), became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor.

  The aggregate consideration paid to the sellers of the equity interests in Holding, including the holders of the 1994 Warrants, was approximately $119.6 million in cash. In order to finance the 1996 Transaction, including the payment of related fees and expenses: (i) Holding issued 12.50% Senior Secured Notes due 2006 (with such Notes being exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") for net proceeds of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the 1996 Notes); (ii) the Common Stock Purchasers, the Preferred Stock Purchasers and certain members of management made equity and rollover investments in the aggregate amount of $70.0 million (which amount included rollover investments of approximately $7.1 million by certain members of management and $3.0 million by an existing institutional shareholder); and
(iii) Holding received an aggregate of approximately $0.9 million in connection with the exercise of certain management stock options to purchase common stock of Holding.

  In connection with the 1996 Transaction, International, CVCA, certain other institutional investors and certain members of management entered into a Stockholders Agreement pursuant to which certain stockholders, among other things, (i) were granted certain registration rights and (ii) under certain circumstances, have the right to force a sale of Holding. See "Certain Relationships and Related Transactions - Stockholders Agreements."

THE PACKERWARE ACQUISITION

  On January 21, 1997, the Company acquired PackerWare, a Kansas corporation, for aggregate consideration of approximately $26.3 million (including the payment of outstanding debt of PackerWare) by way of a merger of PackerWare with and into a newly-formed, wholly-owned subsidiary of the Company (the "PackerWare Acquisition"). PackerWare, a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, had fiscal 1996 net sales of approximately $43.0 million.

  Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and has given the Company immediate penetration into the housewares market. PackerWare's reputation among its major customers for outstanding quality and service is consistent with the customer-oriented goals of Berry. PackerWare's houseware product line is primarily in the seasonal semi-disposable plastic segment of the market, with some sales being in the complimentary lawn and garden segment. Customers for this product line are primarily large retail marketers with national chains. The acquisition also provides the Company with a plant located in Lawrence, Kansas, that is well-situated to service its markets. In addition, the PackerWare Acquisition provides additional product line breadth and market presence to Berry's existing open-top container product line.

THE CONTAINER INDUSTRIES ACQUISITION

  On January 17, 1997, the Company acquired substantially all of the assets of Container Industries, Inc. ("Container Industries") of Pacoima, California (the "Container Industries Acquisition"). Container Industries, a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets, had fiscal 1996 net sales of approximately $3.7 million. Since Berry did not acquire Container Industries' manufacturing facility located in Pacoima, Berry transferred production to the Company's Henderson, Nevada plant. Management believes the acquisition of Container Industries will provide additional market presence on the west coast, primarily in the pry-off container product line.

THE NEW CREDIT FACILITY

  In January 1997, the Company entered into a Financing and Security Agreement (the "Credit Agreement") with NationsBank, N.A. (the "Agent") for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "Credit Facility"). The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. The Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

  COMMITMENT. The Credit Facility provides the Company with a $21.0 million revolving line of credit (including a $5.0 million letter of credit subfacility), subject to a borrowing base formula discussed below, a $27.0 million term loan facility and a $12.0 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under certain industrial revenue bonds (the "Standby L/C Facility").

  MATURITY. The Credit Facility matures on January 21, 2002, unless previously terminated either (i) voluntarily by the Company or (ii) by the lenders upon an Event of Default (as defined in the Credit Agreement). The loans under the term loan facility are subject to scheduled repayments and mandatory prepayments upon the occurrence of certain events including the sale of certain assets and the issuance of equity securities.

  BORROWING BASE. The total amount of revolving loans and stated amount of letters of credit (other than under the Standby L/C Facility) that may be outstanding under the Credit Facility is limited to not more than the lesser of
(i) $21 million and (ii) the sum of (A) up to 85% of eligible accounts receivable of the Company and its subsidiaries and (B) the lesser of (x) up to 65% of the amounts of inventory of the Company and its subsidiaries and (y) the greater of (1) $10,500,000 and (2) 50% of the total revolving credit commitment amount, subject, in each case, to certain reserves and limitations set forth in the Credit Agreement.

  INTEREST AND FEES. The lenders under the Credit Facility will be paid commitment fees at a rate of 0.30% per annum on unused commitments and letter of credit fees equal to 2.00% per annum on the aggregate face amount of outstanding letters of credit (including under the Standby L/C Facility). In addition, the Agent and the lenders will receive such other fees as have been separately agreed upon. Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of the Company, either (i) the Base Rate (which is defined as the higher of the Agent's prime rate and the Federal Funds Rate plus 0.5%) plus 1.00% or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2.50%. Interest and fees are subject to reductions based upon the satisfaction of certain financial ratios.

  SECURITY. The obligations of the Company and the subsidiaries under the Credit Facility or the guarantees thereof are secured primarily by all of the assets of such persons.

  RESTRICTIVE AND FINANCIAL COVENANTS. The Credit Agreement contains, among other things, covenants restricting the ability of the Company and its subsidiaries to dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates and otherwise restricting corporate activities including, requiring the Company and its subsidiaries to satisfy certain financial ratios.

AEROSOL OVERCAP MARKET

  The Company believes it is the leader in the U.S. market for aerosol overcaps, which the Company estimates to be approximately $95.0 million per annum. Overall, the market is mature with an annual growth rate of approximately two percent. Approximately one-third of this market consists of national marketers who produce overcaps in-house for their own needs.
Management believes that a portion of these in-house producers will increase the outsourcing of their production to high technology, low cost manufacturers, such as the Company, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

  The Company's aerosol overcaps are used in a wide variety of end-use markets including spray paints, household and personal care products, insecticides and a myriad of other commercial and consumer products. Most U.S. manufacturers and contract fillers of aerosol products are customers of the Company for some portion of their needs. In fiscal 1996, no single overcap customer accounted for more than 4% of the Company's total net sales.

  Management believes that, over the years, the Company has developed several significant competitive advantages, including a reputation for outstanding quality, short lead-time requirements, long-standing relationships with major customers, the ability to accurately reproduce over 3,000 colors, proprietary packing technology that minimizes freight cost and warehouse space, high-speed, low-cost molding and decorating capability and a broad product line of proprietary molds. The Company continues to develop new products in the overcap market, including the "spray-thru" line of aerosol overcaps.

  The Company's major competitor in this product line is Knight Engineering. In addition, a number of companies, including several of the Company's customers (e.g., S.C. Johnson, Cheseborough-Ponds and Reckitt & Colman), currently produce aerosol overcaps for their own use.

CONTAINER MARKET

  The Company estimates the rigid plastic open-top container market in the United States to be approximately $1.1 billion, of which approximately $600 million is large (primarily 5-gallon) industrial pails. The remaining $500 million encompasses a wide variety of containers which include all of the Company's product lines other than industrial containers. Plastic is a preferred material for many applications due to its low cost, functional performance, reusability and recyclability. In addition, certain markets, such as dairy and food packaging, are shifting to injection molded products from thermoformed containers made from polystyrene due to environmental and performance advantages. Management believes the Company's overall market share in the container market (excluding industrial containers) is approximately 15%, and that the Company is the leading U.S. manufacturer in the thinwall, pry-off and child-resistant product lines. Management considers industrial containers to be a commodity market, characterized by little product differentiation and an absence of higher margin niches.

  The Company classifies its containers into six product lines: "thinwall," "child-resistant," "pry-off," "dairy," "polypropylene" and "industrial." The following table describes each of the Company's six product lines.

     PRODUCT LINE                  DESCRIPTION                      SIZES                  MAJOR END MARKETS
Thinwall                Thinwalled, multi-purpose         6 oz. to 2 gallons       Food, promotional products, toys
                        containers with or without                                 and a wide variety of other uses
                        handles and lids
Child-resistant         Containers that meet Consumer     2 lb. to 2 gallons       Pool and other chemicals
                        Product Safety Commission
                        standards for child safety
Pry-off                 Containers having a tight lid-fit 4 oz. to 2 gallons       Building products, adhesives,
                        and requiring an opening device                            other industrial uses
Dairy                   Thinwall containers in            6 oz. to 5 lbs., Multi-  Cultured dairy products including
                        traditional dairy market sizes    pack                     yogurt, cottage cheese, sour
                        and styles                                                 cream and dips
Polypropylene           Usually clear containers in       6 oz. to 5 lbs.          Food, deli, sauces, salads
                        round, oblong or rectangular
                        shapes
Industrial              Thick-walled, larger pails        2.5 to 5 gallons         Building products, chemicals,
                        designed to accommodate heavy                              paints, other industrial uses
                        loads


  The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 3% of the Company's total net sales in fiscal 1996.

  Management believes that no other container manufacturer in the U.S. has the breadth of product line offered by the Company. The Company's container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, as well as a wide array of decorating options. In addition to a complete product line, the Company has sophisticated printing capabilities, an in-house graphic arts department, low cost manufacturing capability with six plants strategically located throughout the United States and a dedication to high quality products and customer service. Ten product engineers, located in most of the Company's facilities, work with customers to design and commercialize new containers.

  The Company seeks to develop niche container products and new applications by taking advantage of the Company's state-of-the-art decorating and graphic arts capabilities and dedication to service and quality. Management believes that these capabilities have given the Company a significant competitive advantage in certain high-margin niche container applications for specialized products. Examples include popcorn containers for new movie promotions and professional and college sporting and entertainment events, where the ability to produce sophisticated and colorful graphics is crucial to the product's success. In order to identify new applications for existing products, the Company relies extensively on its national sales force. Once these opportunities are identified, the Company's sales force interfaces with product design engineers to meet customers' needs. Finally, the quality and performance of the Company's dairy product line have enabled the Company to establish a solid and growing reputation in this market.

  In non-industrial containers, the Company's strongest competitors include Airlite, Sweetheart, Venture Packaging, Landis, Cardinal and Polytainers. The Company also produces commodity industrial pails for a market which is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. The Company does not participate heavily in this market due to generally lower margins. The Company intends to selectively participate in the industrial container market when higher margin opportunities, equipment utilization or customer requirements make participation an attractive option.

DRINK CUP MARKET

  The Company estimates the total U.S. market for drink cups exceeds $1.0 billion per year, with approximately $90.0 million in plastic. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. Injection-molded plastic cups range in size from eight to 64 ounces, and often come with lids. Primary markets are fast food restaurants, convenience stores, stadium, sit-down restaurants and retail. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

  Berry historically supplies a full line of traditional straight-sided and DT style drink cups from 12 to 64 ounces with and without leak-proof lids primarily to fast food and convenience store chains. With the acquisition of PackerWare, the Company expanded its presence while diversifying into the stadium and sit down restaurant markets. The 64 ounce cup, which has been highly successful with convenience stores, is one of the Company's fastest growing drink cups. In addition to a full product line, Berry has the advantage of being the only supplier that can provide sophisticated printing and/or labeling capacity on a nation-wide basis; in 1996, four different plants molded and decorated drink cups. Major drink cup competitors are Packaging Resources Incorporated, Pescor Plastics and Cups Illustrated.

CUSTOM MOLDED PRODUCTS MARKET

  The Company also produces custom molded products, which totaled approximately five percent of fiscal 1996 net sales, by utilizing molds provided by its customers. Typically, the low cost of entry in the custom molded products market creates a commodity-like marketplace. However, the Company has focused its custom molding efforts on those customers that are cognizant of the Company's mold and product design expertise, superior color matching abilities and sophisticated multi-color printing capabilities. The majority of the Company's custom business in 1996 required specialized equipment and expertise, supporting the Company's desire to pursue higher volume-added niche opportunities in every market in which it participates.

HOUSEWARES MARKET

  The Company entered the housewares market as a result of the PackerWare Acquisition in January 1997. The housewares market is a multi-billion dollar market. The Company's participation is limited to seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products, and consists primarily of outdoor flower pots. Berry sells virtually all of its products in this market through major national markets and national chain stores. The Company estimates that the total U.S. market for the two market segments in which the Company participates is approximately $170 million per year.

  PackerWare's historical position with this market was to provide a high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. Berry believes outstanding service and fashion capabilities further enhance its position in this market.

MARKETING AND SALES

  The Company reaches its large and diversified base of over 2,000 customers primarily through its direct field sales force which has been expanded from 14 sales representatives in fiscal 1990 to 29 at the end of fiscal 1996. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company utilizes the services of a small number of sales representative organizations to augment its direct sales force.

  The Company believes that it has a reputation for a high level of customer satisfaction. Highly skilled customer service representatives are located in each of the Company's facilities to support the national field sales force. In addition, two telemarketing representatives, three marketing managers and three sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high quality, value-added products and on-time deliveries.

  Additional marketing and sales techniques include a Graphic Arts department with computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. Berry also has a centralized Color Matching and Materials Blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

MANUFACTURING

  GENERAL

  The Company manufactures its products using the plastic injection molding process. The process begins when plastic resin, in the form of small pellets, is fed into an injection molding machine. The injection molding machine then melts the plastic resin and injects it into a multi-cavity steel mold, forcing the plastic resin to take the final shape of the product. At the end of each molding cycle (five to 25 seconds), the plastic parts are ejected from the mold into automated handling systems from which they are packed in corrugated containers for further processing or shipment. After molding, approximately 30% of overcaps, 75% of containers and virtually all drink cups are either decorated (printing, silk-screening, labeling) or assembled (e.g., bail handles fitted to containers). The Company believes that its molding and decorating capabilities are among the best in the industry.

  Each of the Company's plants is managed by a local plant manager and is treated as a profit center. The Company's overall manufacturing philosophy is to be a low-cost producer by using high speed molding machines, modern multi-cavity hot runner, cold runner and insulated runner molds, extensive material handling automation and sophisticated printing technology. The Company utilizes state-of-the-art robotic packaging processes for large volume products, which enables the Company to deliver a higher quality product (due to reduced breakage) while lowering warehousing and shipping costs (due to more efficient use of space). Each plant has complete tooling maintenance capability to support molding and decorating operations. The Company has historically made, and intends to continue to make, significant capital investments in plant and equipment because of the Company's objectives to grow, to improve productivity to maintain competitive advantages, and meet the asset-intensive nature of the injection molding business.

  The Company operates 112 molding machines ranging from 150 to 750 ton clamp capacity. The Company's largest overcap machines are capable of producing 10 thousand to 15 thousand aerosol overcaps per hour. Due to the wide variety of container and drink cup styles and sizes produced by the Company, production rates vary significantly. The Company owns over 500 active molds.

  PRODUCT DEVELOPMENT

  The Company has ten full-time product engineers who use three-dimensional computer-aided-design (CAD) technology to design and modify new products and prepare mold drawings. Engineers use an in-house model shop, which includes a thermoforming machine, to produce prototypes and sample parts. The Company can simulate the molding environment by running unit-cavity prototype molds in a small injection molding machine dedicated to research and development of new products. Production molds are then designed and outsourced for production by various companies in the United States and Canada with whom the Company has extensive experience and established relationships. The Company's engineers oversee the mold-building process from start to finish.

  QUALITY ASSURANCE

  Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. The Evansville, Henderson and Iowa Falls plants were approved for ISO 9000 certification in 1994, 1995 and 1996, respectively, which certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization. The Company is actively pursuing ISO certification in all of the remaining facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of the Company's traditional quality assurance activities.

  SYSTEMS

  Berry utilizes a fully integrated computer software system at its plants capable of producing complete financial and operational reports by plant as well as by product line. This accounting and control system is easily expandable to add new features and/or locations as the Company grows. In addition, the Company has in place a sophisticated quality assurance system based on ISO 9000 certification, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

  The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $45 million of resin in fiscal 1996 (excluding specialty resins), of which 74% was high density polyethylene ("HDPE"), 12% linear low density polyethylene and 14% polypropylene. The Company's purchasing strategy is to deal with only high quality, dependable suppliers, such as Dow, Union Carbide, Chevron, and Phillips. The Company purchases raw materials pursuant to purchase orders issued from time to time by the Company.

  The Company does not anticipate having any material difficulties obtaining raw materials in the foreseeable future. All resin suppliers commit to the Company to provide uninterrupted supply at competitive prices. Management believes that the Company has maintained outstanding relationships with these key suppliers over the past several years and expects that such relationships will continue into the foreseeable future.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 1,040 employees. No employees of the Company are covered by collective bargaining agreements. There have been no significant labor disputes in the past several years, and the Company considers its employee relations to be excellent.

PATENTS AND TRADEMARKS

  The Company has numerous patents and trademarks with respect to its products. See "Legal Proceedings" below.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

  The past and present operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing Federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. However, the Company cannot predict with any certainty that it will not in the future incur liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances.

  The Food and Drug Administration (the "FDA") regulates the material content of direct-contact food containers and packages, including certain thinwall containers manufactured by the Company. The Company uses approved resins and pigments in its direct contact food products and believes it is in material compliance with all such applicable FDA regulations.

  The plastics industry in general, and the Company in particular, also are subject to existing and potential Federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resin used in the Company's products, HDPE, is recyclable, and, accordingly, the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, the principal requirement is the use of post consumer regrind ("PCR") as an ingredient in containers sold for non-food uses. Additionally, Oregon and California allow lightweighting of the container or concentrating the product sold in the container as options for compliance. Oregon and California provide for an exemption from all such regulations if statewide recycling reaches or exceeds 25% of rigid plastic containers. In 1996, the Department of Environmental Quality calculated that Oregon achieved a 33% recycling rate in 1996, exceeding the recycling goal of 25%, and accordingly, is in compliance for the 1996 and 1997 calendar years. In September 1996, California passed a new bill permanently exempting food and cosmetics containers from the requirement to use recycled plastics to comply with the earlier recycling law. However, non-food containers are still required to comply. The Company, in order to facilitate individual customer compliance with these regulations, is providing customers the option of purchasing containers which contain PCR or using containers with reduced weight.

ITEM 2.  PROPERTIES

  The following table sets forth the Company's principal facilities:

     LOCATION               ACRES        SQUARE FOOTAGE              USE                          OWNER
Evansville, IN               9.3          380,000              Headquarters and manufacturing   The Company
Henderson, NV               12.0          106,000              Manufacturing                    The Company
Iowa Falls, IA              14.0          101,000              Manufacturing                    Berry Iowa
Charlotte, NC               32.0           48,000              Manufacturing                    Berry Tri-Plas
Lawrence, KS                19.3          423,000              Manufacturing                    PackerWare
York, PA                    10.0           40,000              Manufacturing                    Leased

  The Company believes that its property and equipment are well-maintained, in good operating condition and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial condition.

  The Company and/or Berry Sterling are currently litigating two lawsuits that involve United States Patent No. Des. 362,368 (the "'368 Patent"). The '368 Patent claims an ornamental design for a cup that fits an automobile cup holder. On September 21, 1995, Berry Sterling filed suit in United States District Court, Eastern District of Virginia, against Pescor Plastics, Inc. ("Pescor Plastics") for infringement of the '368 Patent. Pescor Plastics filed counterclaims seeking a declaratory judgment of invalidity and non-infringement, and damages under the Lanham Act. On December 28, 1995, Berry Sterling filed suit against Packaging Resources Incorporated ("Packaging Resources") in United States District Court, Southern District of New York, for infringement of the '368 Patent. Packaging Resources has filed counterclaims against Berry Sterling alleging violation of the Lanham Act, tortious interference with Packaging Resources' prospective business advantage, consumer fraud and requesting a declaratory judgment that its "Drive-N-Go" cup does not infringe the '368 Patent. On April 25, 1996, the Virginia Court granted Pescor Plastics' motion for summary judgment invalidating the '368 Patent on the grounds that the design was "functional." On May 14, 1996, the court entered a judgment dismissing the action and dismissing Pescor Plastics' counterclaim without prejudice. On May 22, 1996, Berry Sterling filed a Notice of Appeal from this judgment to the Court of Appeals for the Federal Circuit. On January 10, 1997, the Court of Appeals heard argument on Berry Sterling's appeal and Berry Sterling is awaiting the court's decision. Berry Sterling and Packaging Resources have agreed to an order entered in the New York action, staying trial of that action until the Federal Circuit has ruled on Berry Sterling's pending appeal from the Virginia action. A third action involving the '368 Patent, filed by PackerWare in the United States District Court, District of Kansas, was discontinued by the parties' filing a stipulation of discontinuance with prejudice on January 28, 1997, in connection with the consummation of the PackerWare Acquisition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 3, 1996, action was taken by written consent of the holders of a majority of the issued and outstanding shares of Common Stock, $.01 value, of Holding that are entitled to vote at a meeting of the shareholders of Holding, to approve the adoption of the BPC Holding Corporation 1996 Stock Option Plan. See "Executive Compensation - Stock Option Plan."

  On October 3, 1996, action was taken by written consent of the holders of a majority of the issued and outstanding shares of Common Stock, $.01 par value, of Holding that are entitled to vote at a meeting of the shareholders of Holding, and also by the sole shareholder of the Company, in each case to remove Robert L. Egan from the respective Boards of Directors of each of Holding and the Company following his resignation from Chase Capital Partners, an affiliate of CVCA. CVCA, pursuant to its rights under the New Stockholders Agreement (as defined below) to appoint a Director to hold the seat that had been held by Mr. Egan, requested the stockholders to remove Mr. Egan following his resignation from Chase Capital Partners.


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  There is no public trading market for any class of common stock of the Company, Holding, Berry Iowa or Berry Tri-Plas. With respect to the capital stock of Holding, as of March 15, 1997, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 40 holders of the Class B Voting Common Stock, 39 holders of the Class B Nonvoting Common Stock and 40 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding, and all of the issued and outstanding common stock of Berry Iowa and Berry Tri-Plas is held by the Company.

  On April 21, 1994, in connection with the 1994 Transaction, the Company paid a $50.0 million dividend to Holding, the holder of all of its common stock. Holding utilized the $50.0 million dividend to make a distribution to the holders of its common stock and holders of certain other equity interests.

  Other than the payment of the $50.0 million distribution described above, Holding has not paid cash dividends on its capital stock. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of April 21, 1994 (the "1994 Indenture"), among the Company, Holding, Berry Iowa, Berry Tri-Plas and United States Trust Company of New York, as Trustee, which relates to the 1994 Transaction, and also the Indenture dated June 18, 1996 (the "1996 Indenture"), between Holding and First Trust of New York, National Association, as Trustee, which relates to the 1996 Transaction, Holding and the Company are not permitted to pay any dividends on their common stock for the foreseeable future. In addition, the Credit Facility contains covenants which, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

  On June 18, 1996, in connection with the 1996 Transaction, Holding issued (i) 91,000 shares of Class A Voting Common Stock to CVCA and certain other institutional investors, (ii) 259,000 shares of Class A Nonvoting Common Stock to CVCA and certain other institutional investors, (iii) 145,058 shares of Class B Voting Common Stock to International and certain members of management of the Company, (iv) 54,942 shares of Class B Nonvoting Common Stock to certain members of management of the Company, (v) 17,000 shares of Class C Nonvoting Common Stock to International and certain members of management of the Company, and (vi) units consisting of an aggregate of 600,000 shares of Series A Senior Cumulative Exchangeable Preferred Stock and detachable warrants to purchase shares of Class B Common Stock (both voting and nonvoting) to CVCA and another institutional investor. The exercise price of the warrants is $.01 per share and the warrants are currently exercisable.

  Holding sold the Common Stock and Preferred Stock referred to above for aggregate consideration of approximately $70.0 million, which included rollover investments of approximately $7.1 million by certain members of management and $3.0 million by an existing institutional shareholder. All of the Common Stock and Preferred Stock described above were privately placed in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D promulgated thereunder.

  In addition, in connection with the 1996 Transaction, Holding issued $105.0 million aggregate principal amount of the 1996 Notes on June 18, 1996, whereby Donaldson, Lufkin & Jenrette Securities Corporation acted as the initial purchaser in an offering exempt from the registration requirements under the Securities Act pursuant to Rule 144A promulgated thereunder. Underwriting discounts and commissions for the offering were $3,150,000.


ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1996," "1995," "1994," "1993" and "1992" relate to the fiscal years ended
December 28, 1996, December 30, 1995, December 31, 1994, January 1, 1994 and December 1992, respectively.

                                                             BPC HOLDING CORPORATION AND ITS SUBSIDIARIES
                                                                                             FISCAL
                                                     1996          1995           1994         1993         1992
                                                     ----          ----           ----         ----         ----
                                                                                    (IN THOUSANDS OF DOLLARS)
Statement of Operations Data:
       Net sales                                   $151,058      $140,681       $106,141      $87,830     $ 81,355
       Cost of goods sold                           110,110       102,484         73,997       65,652       63,452
                                                    -------       -------        -------      -------      -------
       Gross margin                                  40,948        38,197         32,144       22,178       17,903
       Operating expenses (a)                        23,679        17,670         15,160       17,227       12,362
                                                    -------       -------        -------      -------      -------
       Operating income                              17,269        20,527         16,984        4,951        5,541
       Other expenses (b)                               302           127            184            -          825
       Interest expense, net (c)                     20,075        13,389         10,972        6,582        6,671
                                                    -------       -------        -------      -------      -------
       Income (loss) before income taxes and         (3,108)        7,011          5,828       (1,631)      (1,955)
         extraordinary charge
       Income taxes                                     239           678             11           72           26
                                                    -------       -------        -------      -------      -------
       Income (loss) before extraordinary  charge    (3,347)        6,333          5,817       (1,703)      (1,981)
       Extraordinary  charge (d)                          -             -          3,652            -            -
       Net income (loss)                          $  (3,347)    $   6,333       $  2,165      $(1,703)     $(1,981)
                                                    =======       =======        =======      =======      =======
       Preferred stock dividends                  $  (1,116)    $       -       $      -      $     -      $     -
       Common stock dividends                             -             -         50,000            -            -

Balance Sheet Data (at end of year):
        Working capital                            $ 15,910      $ 13,012       $ 13,393      $   384      $ 1,978
        Fixed assets                                 55,664        52,441         38,103       36,615       44,413
        Total assets                                145,798       103,465         91,790       60,143       68,281
        Total debt                                  216,046       111,676        112,287       40,936       46,636
        Stockholders' equity (deficit)              (97,550)      (32,484)       (38,838)       5,973        9,415


Other Data:
        Depreciation and amortization (e)            11,331         9,536          8,176       11,198       10,241
        Capital expenditures                         13,581        11,247          9,118        5,586        7,143

(a) Operating expenses include compensation expense related to the 1996 Transaction of $2,762, Tri-Plas Acquisition start-up expenses of $671 and $907 for costs related to the consolidation of the Winchester, Virginia production facility with other Company locations during fiscal 1996; pursued acquisition costs of $473 and business start-up expenses of $394 in fiscal 1995; $116 in pursued acquisition costs in fiscal 1994; $3,675 of costs associated principally with the shutdown and disposal of a facility acquired in the Mammoth Acquisition and $330 of costs related to an unsuccessful acquisition in fiscal 1993; and costs of $891 incurred in fiscal 1992 in connection with the Mammoth Acquisition which could not be capitalized.

(b) Other expenses consist of loss on disposal of property and equipment for the respective periods.

(c) Includes non-cash interest expense of $1,211, $950, $1,178, $1,617 and $1,558 in fiscal 1996, 1995, 1994, 1993 and 1992, respectively.

(d) During 1994, an extraordinary charge of $3.7 million (including a non-cash portion of $3.2 million) was recognized as a result of the retirement of debt concurrent with the issuance of the 1994 Notes.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing and origination fees and debt discount amortization which are included in interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless the context requires otherwise, the "Company" as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations shall include Holding and its subsidiaries on a consolidated basis.

  The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include, among other things, the Company's ability to pass through raw material price increases to its customers, its ability to service debt, the availability of plastic resin, the impact of changing environmental laws and changes in the level of the Company's capital investment. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

YEAR ENDED DECEMBER 28, 1996
COMPARED TO YEAR ENDED DECEMBER 30, 1995

  NET SALES. Net sales increased 7.0% to $151.1 million in 1996, up $10.4 million from $140.7 million in 1995. Sales of aerosol overcaps increased $6.1 million. This growth of 14% was mainly due to a strengthening of base business and the addition of new products. Container sales increased $9.7 million in 1996, due to the continued market strength of base products and the Tri-Plas Acquisition. Sales in the drink cup product line declined $3.2 million principally because a national promotion from a major marketer that was received in 1995 was not repeated in 1996. Other product lines, including custom molded products and custom mold building, decreased $2.2 million also due to a custom program that occurred in 1995 but was not repeated in 1996. Overall, prices declined approximately 2.0% from 1995 due to both market response to changing raw material prices and competitive market conditions.

  GROSS MARGIN. Gross margin increased $2.7 million or 7.1% from $38.2 million (27.2% of net sales) for 1995 to $40.9 million (27.1% of net sales) in 1996. The increase in gross margin is primarily attributed to increased sales volume. Significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. The increase in operating efficiency offset the previously mentioned price declines, preserving the Company's gross margin as a percent of sales.

  The Winchester, Virginia facility, which was added to the Company as part of the Sterling Products Acquisition and used primarily for the production of drink cups, was consolidated into other Berry locations late in 1996 to better utilize the operating leverage at other manufacturing facilities throughout the Company.

  OPERATING EXPENSES. Operating expenses during 1996 were $23.7 million (15.7% of net sales), compared with $17.7 million (12.6% of net sales) for 1995. Sales related expenses, including the cost of expanded sales coverage, and higher product development and marketing expenses, increased $1.3 million. General and administrative expenses increased $4.3 million, including $2.7 million due to a one-time compensation expense directly related to the 1996 Transaction, patent litigation expenses of $0.8 million, and $0.6 million of additional expense as a result of the Tri-Plas Acquisition.

  Other expense increased $0.7 million from $0.9 million for 1995 to $1.6 million in 1996. Included in 1996 was a charge of $0.9 million for plant closing expenses related to the Winchester, Virginia facility, and $0.6 million of start-up related expense associated with the Tri-Plas Acquisition. Included in 1995 expense was a charge of $0.5 million due to the discontinued pursuit of a potential acquisition and $0.2 million of costs associated with the transfer of the Tri-Plas business.

  INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1996, was $20.1 million (13.3% of net sales) compared to $13.4 million (9.5% of net sales) in 1995, an increase of $6.7 million. This increase is due to the 1996 Transaction, when the Company completed an offering of $105.0 million aggregate principal amount of Senior Secured Notes due 2006 which bear interest at 12.5% annually. Interest is payable semi-annually on June 15 and December 15 of each year. Cash interest paid in 1996 was $19.7 million as compared to $13.4 million for 1995. Interest income for 1996 was $1.3 million and 1995 was $0.6 million.

  INCOME TAXES. During fiscal 1996, the Company incurred $0.2 million in federal and state income tax compared to $0.7 million of regular income tax for fiscal 1995.

  NET INCOME (LOSS) AND EBITDA. The Company recorded a net loss of $3.5 million in 1996 compared to net income in 1995 of $6.3 million for the reasons stated above. Adjusted EBITDA for 1996 increased 8.5% to $33.3 million from $30.7 million in 1995. Adjusted EBITDA is calculated as follows:

                                                1996         1995
                                                ----         ----
                                                   ($ million)
Earnings Before Interest, Taxes,                 $31.3       $29.7
    Depreciation and Amortization
Loss on the Disposal of Assets                     0.3         0.1
Other Adjustments                                  1.7         0.9
                                                  ----        ----
     Total Adjusted EBITDA                       $33.3       $30.7

YEAR ENDED DECEMBER 30, 1995
COMPARED TO YEAR ENDED DECEMBER 31, 1994

  NET SALES. Net sales increased 32.5% to $140.7 million in 1995, up $34.6 million from $106.1 million in 1994. Sales of aerosol overcaps increased $5.6 million (14%), including approximately 4% due to a strengthening of base business and the addition of new products, and approximately 10% from the pass-through to customers of increased raw material cost. Containers sales increased $9.5 million in 1995 (15%), including approximately 10% from the pass-through to customers of such cost increases, and approximately 5% due to the continued market strength of base products and several new product applications. The Sterling Products Acquisition (consummated in March 1995) contributed $17.3 million of sales of drink cups in 1995 (compared to $6.1 million of net sales by the predecessor company in 1994, which are not included in the Company's financials). Other product lines including custom molded products and custom mold building reflected an increase of $2.1 million in 1995. Other than $0.2 million of polypropylene containers subcontracted from
Tri-Plas  in  1995,   sales   recorded   from  the  Tri-Plas  Acquisition  were
insignificant.

  GROSS MARGIN. Gross margin increased $6.1 million or 18.8% to $38.2 million (27.2% of net sales) in 1995 from $32.1 million (30.3% of net sales) for 1994. The increase in gross margin is primarily attributed to increased sales volume. All of the Company's manufacturing plants produced at high operating levels during 1995. Significant capacity was dedicated at all facilities to accommodate the dynamic growth in the drink cup business.

  Gross margin as a percent of sales decreased 3.1% from 30.3% in 1994 to 27.2% for 1995. Pass through of raw material cost increases contributed approximately 2.4% of the decrease, as no additional margin was earned on such incremental revenues. Additionally, most of the new high efficiency molds, printing equipment, and injection molding machines required for the drink cup business did not arrive until late in the summer season, forcing the Company to produce on slower, less efficient drink cup tooling for the period of peak demand. Outside subcontractors were used to print drink cups during peak periods, resulting in lower gross margins. Although a fifty thousand square foot warehouse facility was added in Evansville, the seasonality of the drink cup business required leasing outside storage facilities at both the new Winchester, Virginia plant and the Henderson, Nevada location.

  OPERATING EXPENSES. Operating expenses during 1995 were $17.7 million, compared with $15.2 million for 1994. As a percentage of sales, operating expenses increased from 14.3% of net sales in 1994 to 12.6% of net sales for 1995. Sales related expenses, including the cost of expanded sales coverage, increased $0.5 million. General and administrative expenses increased $1.0 million, including $0.4 million associated with the Sterling Products Acquisition and a $0.5 million increase in performance-based employee bonuses.

Other expenses were $0.9 million in 1995 compared to $0.1 million in 1994, an increase of $0.8 million. This increase includes a charge of $0.5 million associated with the discontinued pursuit of the acquisition of the assets of CPI Plastics, Inc. and its affiliates and $0.2 million of costs associated with the transfer of the Tri-Plas business.

  INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1995, was $13.4 million (9.5% of net sales) compared to $11.0 million (10.3% of net sales), an increase of $2.4 million. This increase is primarily due to the full year effect in 1995 of expenses relating to a recapitalization of the Company on April 21, 1994, when the Company completed the offering of the 1994 Notes. The 1994 Notes bear interest at 12 1/4% and mature on April 15, 2004. Interest is payable semi-annually on October 15 and April 15 of each year. Cash interest paid in 1995 was $13.4 million as compared to $8.0 million for 1994. Interest income was $0.6 million in both 1995 and 1994.

  INCOME TAXES. During the year ended December 30, 1995, the Company utilized the last portion of certain net operating loss carryforwards and became a taxpayer of federal income tax, incurring $0.7 million of federal income tax liability compared to incurring no federal income tax for the year ended December 31, 1994.

  EXTRAORDINARY CHARGE. There were no extraordinary charges during 1995. The Company incurred an extraordinary charge of $3.7 million ($3.2 million of which related to non-cash charges) during 1994 as a result of the retirement of debt concurrent with the issuance of the 1994 Notes.

  NET INCOME AND EBITDA. Net income increased $4.2 million in 1995 to $6.3 million from net income of $2.2 million in 1994 for the foregoing reasons. Adjusted EBITDA for 1995 increased 19.0% to $30.7 million from $25.7 million in 1994. Adjusted EBITDA is calculated as follows:

                                                1995         1994
                                                ----         ----

                                                 ($ million)
Earnings Before Interest, Taxes,                $29.7       $21.3
    Depreciation and Amortization
Extraordinary Charge for Retirement of Debt         -         3.7
Loss on the Disposal of Assets                    0.1         0.2
Other Adjustments                                 0.9         0.5
                                                 ----        ----
    Total Adjusted EBITDA                       $30.7       $25.7


INCOME TAX MATTERS

  Holding has unused operating loss carryforwards of approximately $6.1 million for federal income tax purposes which expires in 2011. AMT credit carryforwards of approximately $2.0 million are available to Holding indefinitely to reduce future years' federal income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  At December 28, 1996 the Company had a credit facility provided by Fleet Capital Corporation (the "Fleet Credit Facility") which provided for a revolving line of credit for general working capital needs (based on a borrowing base formula) and a letter of credit supporting the Company's outstanding industrial revenue bonds (approximately $11.5 million). On January 21, 1997, in conjunction with the PackerWare Acquisition, the Company entered into the Credit Agreement with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million. The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. The Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

  The 1994 Indenture and the 1996 Indenture restrict the Company's ability to incur additional debt and contains other provisions which could limit the liquidity of the Company.

  Capital expenditures in 1996 were $13.6 million, an increase of $2.4 million from $11.2 million in 1995. Included in capital expenditures during 1996 was $4.2 million relating to the addition of a new warehouse, production systems and offices necessary to support production operating levels throughout the Company. Capital expenditures also included investment of $4.2 million for molds, $1.8 million for molding machines, $1.6 million for printing equipment and $1.8 million for miscellaneous accessory equipment and systems. The capital expenditure budget for 1997 is expected to be $16.7 million, including approximately $2.6 million for building and systems, $10.4 million for molds, $0.4 million for molding machines, $1.2 million for printing equipment and $2.1 million for miscellaneous accessory equipment and includes anticipated capital expenditures for the PackerWare Acquisition and the Container Industries Acquisition. Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 1997 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations.

  The 1994 Indenture restricts, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes which begin after the depletion of the escrow account that was established to pay such interest and the expiration of Holding's option to pay interest by issuing additional 1996 Notes. In that event, management anticipates that such obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings.

  At December 28, 1996, the Company's cash balance was approximately $10.2 million, and the Company had unused borrowing capacity under the Fleet Credit Facility's borrowing base of approximately $16.2 million.


GENERAL ECONOMIC CONDITIONS AND INFLATION

  The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to market fluctuations in plastic resin prices. In the short-term, rapid increases in resin cost, such as those experienced during 1996, may not be fully recovered through price increases to customers. Also, shortages of raw materials may occur from time to time. In the long-term, however, raw material availability and price changes generally do not have a material adverse effect on gross margin. Cost changes generally are passed through to customers. In addition, the Company believes that its sensitivity to economic downturns in its primary markets is less significant due to its diverse customer base and its ability to provide a wide array of products to numerous end markets.

  The Company believes that it is not affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors                                                            F- 1

Consolidated Balance Sheets at December 28, 1996 and December 30, 1995                    F- 2

Consolidated Statements of Operations for the years ended December 28, 1996,
   December 30, 1995 and December 31, 1994                                                F- 4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years
   ended December 28, 1996, December 30, 1995 and December 31, 1994                       F- 5

Consolidated Statements of Cash Flows for the years ended December 28, 1996,
   December 30, 1995 and December 31, 1994                                                F- 6

Notes to Consolidated Financial Statements                                                F- 7


INDEX TO FINANCIAL STATEMENT SCHEDULES
   I. Condensed Financial Information of Parent Company                                   S- 1

   II. Valuation and Qualifying Accounts                                                  S- 4


  All other schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.









        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

  The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

      NAME                      AGE             TITLE                             ENTITY
Roberto Buaron(1)(4)            50        Chairman and Director               Company and Holding
Martin R. Imbler(1)(4)          49        President, Chief Executive          Company
                                          Officer and Director
                                          President and Director              Holding
Douglas E. Bell                 45        Executive Vice President, Sales     Company
                                          and Marketing and Director
Ira G. Boots                    43        Executive Vice President,           Company
                                          Operations and Director
James M. Kratochvil             40        Vice President, Chief Financial     Company
                                          Officer, Treasurer and Secretary
                                          Vice President, Chief Financial     Holding
                                          Officer and Secretary
R. Brent Beeler                 44        Executive Vice President, Sales     Company
                                          and Marketing
Ruth Richmond                   34        Vice President, Planning and        Company
                                          Administration
David Weaver                    34        Vice President and Plant Manager    Company
                                          - Iowa Falls
Robert J. Bielecki              37        Vice President and Plant Manager    Company
                                          - Henderson
Randall J. Becker               41        Vice President - Container          Company
                                          Marketing
George A. Willbrandt            52        Vice President - Sales and          Berry Sterling
                                          Marketing
Lawrence G. Graev(2)(3)         52        Director                            Company and Holding
James A. Long(2)(3)             54        Vice President, Assistant           Company
                                          Secretary and Director
                                          Vice President, Treasurer and       Holding
                                          Director
Donald J. Hofmann(1)(2)(3)(4)   39        Director                            Company and Holding
Mathew J. Lori                  33        Director                            Company and Holding
David M. Clarke                 46        Director                            Company and Holding


(1)    Member of the Stock Option Committee of Holding.
(2)    Member of the Audit Committee of Holding.
(3)    Member of the Audit Committee of the Company.
(4)    Member of the Compensation Committee of the Company.

  ROBERTO BUARON has been Chairman and a Director of the Company since it was organized in December 1990. He has also served as Chairman and a Director of Holding since 1990. He is the Chairman and Chief Executive Officer of First Atlantic Capital, Ltd. ("First Atlantic"), which he founded in 1989. From 1987 to 1989, he was an Executive Vice President with Overseas Partners, Inc., an investment management firm. From 1983 to 1986 he was First Vice President of Smith Barney, Inc., and a General Partner of First Century Partnership, its venture capital affiliate. Prior to 1983, he was a Principal at McKinsey & Company.

  MARTIN R. IMBLER has been President, Chief Executive Officer and a Director of the Company since January 1991. He has also served as a Director of Holding since January 1991, and as President of Holding since May 1996. From June 1987 to December 1990, he was President and Chief Executive Officer of Risdon Corporation, a cosmetic packaging company. Mr. Imbler was employed by American Can Company from 1981 to 1987, as Vice President and General Manager of the East/South Region Food and General Line Packaging business from 1985 to 1987 and as Vice President, Marketing, from 1981 to 1985. Mr. Imbler is also a Director of Portola Packaging, Inc., a manufacturer of closures used in the dairy industry.

  DOUGLAS E. BELL has been Executive Vice President, Sales and Marketing, and a Director of the Company since March 1991. From December 1990 to March 1991, Mr. Bell was Chief Operating Officer of the Company. Mr. Bell was employed by Old Berry, acting as interim Chief Operating Officer from July 1990 to December 1990, and prior to July 1990, as Vice President, Sales of Imperial Plastics.

  IRA G. BOOTS has been Executive Vice President, Operations, and a Director of the Company since April 1992. Prior to that, Mr. Boots was Vice President of Operations, Engineering and Product Development of the Company from December 1990 to April 1992. Mr. Boots was employed by Old Berry from 1984 to December 1990 as Vice President, Operations.

  JAMES M. KRATOCHVIL has been Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He has also served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

  R. BRENT BEELER was promoted to Executive Vice President, Sales and Marketing in February, 1996. He formerly served as Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

  RUTH RICHMOND has been Vice President, Planning and Administration of the Company since January 1995. From January 1994 to December 1994, Ms. Richmond was Vice President and Plant Manager-Henderson. Ms. Richmond was Plant Manager-Henderson from February 1993 to January 1994 and Assistant General Manager-Henderson from February 1991 to February 1993. Ms. Richmond joined the accounting department of Old Berry in 1986.

  DAVID WEAVER has been Vice President and Plant Manager-Iowa Falls of the Company since January 1993. From February 1992 to January 1993, Mr. Weaver was Plant Manager-Iowa Falls and, prior to that, he was Maintenance Engineering Supervisor from July 1990 to February 1992. Mr. Weaver was a Project Engineer from January 1989 to July 1990 for Old Berry.

  ROBERT J. BIELECKI has been Vice President and Plant Manager-Henderson of the Company since January 1995. From January 1992 to December 1995, Mr. Bielecki served as Customer Service and Materials Manager for the Company. Prior to that, Mr. Bielecki served as Customer Service Manager for the Company from January 1990 to December 1991.

  RANDALL J. BECKER has been Vice President, Container Marketing since November 1996. Prior to that, he was Vice President and Plant Manager-Winchester of Berry Sterling since March 1995. From 1991 to March 1995, he served as Product Development/Marketing Manager of the Company.

  GEORGE A. WILLBRANDT has been Vice President, Sales and Marketing of Berry Sterling since 1995. Prior to that he was President and co-owner of Sterling Products, which he founded in 1983.

  LAWRENCE G. GRAEV has been a Director of the Company and Holding since August 1995. Mr. Graev is the Chairman of the law firm of O'Sullivan Graev & Karabell, LLP of New York, where he has been a partner since 1974. Mr. Graev is also a Director of First Atlantic.

  JAMES A. LONG has been Vice President, Assistant Secretary and a Director of the Company since 1991. He has also served as Vice President, Treasurer and a Director of Holding since 1991. He has been an Executive Vice President of First Atlantic since March 1991. From January 1990 to February 1991, Mr. Long was an Executive Vice President at Kleinwort Benson N.A., Inc., an equity leveraged buyout fund. Prior to 1989, he was an Executive Vice President and a member of various executive and operating committees of Primerica Corporation.

  DONALD J. HOFMANN has been a director of Holding and the Company since June 1996. Mr. Hofmann has been a General Partner of Chase Capital Partners since 1992. Prior to that, he was head of MH Capital Partners Inc., the equity investment arm of Manufacturers Hanover.

  MATHEW J. LORI has been a director of Holding and the Company since October 1996. Mr. Lori has been an Associate with Chase Capital Partners since April 1996. From September 1993 to March 1996, he was an Associate in the Merchant Banking Group of The Chase Manhattan Bank, N.A.

  DAVID M. CLARKE has been a director of Holding and the Company since June 1996. Mr. Clarke is a Managing Director with Aetna, Inc., a private equity investment group and, prior to that, he had been a Vice President in the Investment Group of Aetna Life Insurance Company from 1988 to 1996.

The New Stockholders Agreement contains provisions regarding  the  election  of
directors.   See "Certain Relationships and Related Transactions - Stockholders
Agreements."

BOARD COMMITTEES

     The Board of Directors of Holding has an Audit Committee and a Stock Option Committee, and the Board of Directors of the Company has an Audit Committee and a Compensation Committee. The Audit Committees oversee the activities of the independent auditors and internal audit controls. The Stock Option Committee administers the BPC Holding Corporation 1996 Stock Option Plan. The Compensation Committee makes recommendations to the Board of Directors of the Company concerning salaries and incentive compensation for officers and employees of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 1996, 1995 and 1994:

                          SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                 ANNUAL COMPENSATION    COMPENSATION
                                                                         SECURITIES
                                      FISCAL                             UNDERLYING     OTHER
  NAME AND PRINCIPAL POSITION          YEAR      SALARY        BONUS      OPTIONS    COMPENSATION(1)
 -------------------------------       ----     -------       --------    --------   ------------

Martin R. Imbler                       1996     $292,078      $128,993    $  8,472     $595,848
   President and Chief Executive       1995      275,625       157,500           -        1,424
   Officer                             1994      262,500       117,000           -        1,394

Douglas E. Bell                        1996      145,735        94,205       5,214      239,335
   Executive Vice President, Sales     1995      137,525       124,428           -        1,424
   and Marketing                       1994      130,977        85,433           -        1,394

Ira G. Boots                           1996      145,735        94,205       5,214      239,335
   Executive Vice President,           1995      137,525       124,428           -        1,424
   Operations                          1994      130,977        85,433           -        1,394

James M. Kratochvil                    1996      112,614        72,796       3,259      120,427
   Vice President, Chief Financial     1995      106,270        96,150           -        1,424
   Officer, Treasurer and Secretary    1994      101,210        66,027           -        1,394

R. Brent Beeler                        1996      121,108        72,796       3,259      120,427
   Executive Vice President, Sales     1995      106,270        96,150           -        1,424
   and Marketing                       1994      101,210        66,027           -        1,394


(1) Amounts shown reflect contributions by the Company under the Company's 401(k) plan and payments made under a one-time deferred bonus award plan. See "Certain Relationships and Related Transactions - Management."

OPTION GRANTS IN LAST FISCAL YEAR

  The following table provides information on the options granted to the Named Executive Officers under the BPC Holding Corporation 1996 Stock Option Plan.


                                OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                 ASSUMED ANNUAL RATES OF STOCK
                                        INDIVIDUAL GRANTS                    PRICE APPRECIATION FOR OPTION TERM
                        ---------------------------------------------------- ----------------------------------
                         NUMBER OF      PERCENT OF
                        SECURITIES      TOTAL OPTIONS   EXERCISE
                        UNDERLYING       GRANTED          OR
                         OPTIONS       TO EMPLOYEES      BASE
                         GRANTED         IN FISCAL       PRICE     EXPIRATION             5%         10%
                          (#)(1)           YEAR           ($)         DATE

Martin R. Imbler           8,472           19.2          100.00     10/4/03           $344,895     $803,753
Douglas E. Bell            5,214           11.8          100.00     10/4/03            212,262      494,661
Ira G. Boots               5,214           11.8          100.00     10/4/03            212,262      494,661
James M. Kratochvil        3,259            7.4          100.00     10/4/03            132,674      309,187
R. Brent Beeler            3,259            7.4          100.00     10/4/03            132,674      309,187


(1) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

FISCAL YEAR-END OPTION HOLDINGS

  The following table provides information on the number of exercisable and unexercisable management stock options at December 28, 1996. In connection with the 1996 Transaction, (i) the vesting of options issued under the 1991 Stock Option Plan that would have vested on or prior to the end of fiscal 1996 was accelerated and (ii) all such outstanding stock options were exercised prior to consummation of the 1996 Transaction.

                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FISCAL YEAR-END OPTION VALUES(1)

                          SHARES                NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                         ACQUIRED                     OPTIONS AT               IN-THE-MONEY OPTIONS
                            ON        VALUE         FISCAL YEAR END              AT FISCAL YEAR END
  NAME                   EXERCISE    REALIZED   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----------------         --------    --------   -------------------------      -------------------------
                                                     (#)(2)                           (2)
Martin R. Imbler          22,752    $1,332,130      1,694/6,778                          0/0
Douglas E. Bell            9,104       533,039      1,643/4,171                          0/0
Ira G. Boots               9,104       533,039      1,643/4,171                          0/0
James M. Kratochvil        4,552       266,520        652/2,607                          0/0
R. Brent Beeler            4,552       266,520        652/2,607                          0/0


(1) None of Holding's capital stock is currently publicly traded.
(2) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

  Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

  The Company has an employment agreement with Mr. Imbler (the "Imbler Employment Agreement") that expires on June 30, 2001. Base compensation under the Imbler Employment Agreement for fiscal 1996 was $292,078. The Imbler Employment Agreement also provides for an annual performance bonus of $50,000 to $175,000 based upon the Company's attainment of certain financial targets. The Company may terminate Mr. Imbler's employment for "cause" or upon a "disability" (as such terms are defined in the Imbler Employment Agreement). If the Company terminates Mr. Imbler "without cause" (as defined in the Imbler Employment Agreement), Mr. Imbler is entitled to receive, among other things, the greater of (i) one year's salary or (ii) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company. The Imbler Employment Agreement also contains customary noncompetition, nondisclosure and nonsolicitation provisions.

  The Company also has employment agreements with each of Messrs. Bell, Boots, Kratochvil and Beeler (each, an "Employment Agreement" and, collectively, the "Employment Agreements"), each of which expires on June 30, 2001. The Employment Agreements provided for fiscal 1996 base compensation of $145,735, $145,735, $112,614 and $121,108, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" (as defined in the Employment Agreements), the
Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or (B) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company, and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also
includes   customary   noncompetition,   nondisclosure    and   nonsolicitation
provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company established the Compensation Committee in October 1996. The annual salary and bonus paid to Messrs. Imbler, Bell, Boots, Kratochvil and Beeler are determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Imbler pursuant to policies established in consultation with the Compensation Committee.

  The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $787,600 for fiscal 1996, $816,900 for fiscal 1995 and $777,700 for fiscal 1994. First Atlantic also received a $100,000 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products Acquisition and the Tri-Plas Acquisition, respectively, and a fee of $1,500,000 in April 1994 for advisory services rendered in connection with the 1994 Transaction, including originating, structuring and negotiating such transaction. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and
(ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. Also, First Atlantic received advisory fees of approximately $285,900 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. See "Certain Relationships and Related Transactions."

  Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director, and Mr. Long is an officer, of First Atlantic. As the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any dividends declared by First Atlantic on its capital stock, including any dividends paid out of the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

  Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. Atlantic Equity Associates, L.P., a Delaware limited partnership ("AEA"), is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital Corporation ("Buaron Capital"). Buaron Capital is the managing general partner of AEA. RETNI Limited, a Cayman Islands corporation ("RETNI") and an indirect wholly-owned subsidiary of Akros Finanziaria S.p.A. ("Akros"), is also a general partner of AEA. By virtue of their direct and indirect ownership interests in the Fund, Buaron Capital, RETNI and Mr. Long were entitled to receive a portion of the proceeds from the sale of the equity interests in Holding. See "Certain Relationships and Related Transactions."

  In connection with the 1996 Transaction, Mr. Imbler, a director of the Company and Holding, and Messrs. Bell and Boots, directors of the Company, received approximately $5.9 million, $2.5 million and $2.4 million, respectively, from their sale of certain equity interests in Holding. In connection with the 1994 Transaction, the Company paid a $50.0 million dividend on its common stock to Holding, and Holding distributed that amount to its holders of equity interests. In connection therewith, Holding agreed to pay cash bonuses, upon the occurrence of certain events, to the members of management who held options under Holding's 1991 Stock Option Plan in amounts equal to the amounts they would have been entitled to had the shares of common stock underlying their unvested options been outstanding at the time of the declaration of the $50.0 million dividend by Holding. As a result of the 1996 Transaction, such bonuses were paid to Messrs. Imbler, Bell and Boots in the amounts of approximately $594,000, $238,000 and $238,000, respectively. See "Certain Relationships and Related Transactions."

  In connection with the 1994 Transaction and the distribution by Holding of the $50.0 million dividend received from the Company, Messrs. Imbler, Bell and Boots received net distributions from Holding of approximately $1.9 million, $1.08 million and $1.01 million, respectively. See "Certain Relationships and Related Transactions."

  Chase Securities Inc. ("Chase Securities"), an affiliate of CVCA and Messrs. Hofmann and Lori, received a fee of $500,000 for arranging the sale of $15.0 million of Holding's Common Stock to certain of the Common Stock Purchasers and the sale of $15.0 million of Holding's Preferred Stock to CVCA. Chase Manhattan Investment Holdings, Inc. ("CMIHI"), an affiliate of Chase Securities and Messrs. Hofmann and Lori, received approximately $13.6 million from the sale of equity interests of Holding in the 1996 Transaction. In connection with the 1994 Transaction, CMIHI received a distribution of approximately $5.7 million on equity interests in Holding and Chase Securities was paid a fee of $625,000 by the underwriter of the 1994 Transaction for financial advisory services rendered to the Company and Holding. In addition, Chase Securities received a fee of $200,000 from the Company in April 1994 for arranging a revolving credit facility. See "Certain Relationships and Related Transactions."

  Mr. Graev, a member of the Board of Directors of Holding and the Company, is the Chairman of the law firm of O'Sullivan Graev & Karabell, LLP, New York, New York. O'Sullivan Graev & Karabell, LLP provides legal services to the Company and Holding in connection with certain matters, principally relating to transactional, securities law, general corporate and litigation matters. See "Certain Relationships and Related Transactions."

STOCK OPTION PLAN

  Employees, directors and certain independent consultants of the Company and its subsidiaries are entitled to participate in the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan"), which provides for the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are non-qualified under the Code. The total number of shares of Class B Nonvoting Common Stock of Holding for which options may be granted pursuant to the Option Plan is 45,620. The Option Plan will terminate on October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. The Stock Option Committee of the Board of Directors of Holding administers all aspects of the Option Plan, including selecting which of the Company's directors, employees and independent consultants will receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the manner and timing for vesting of such options, the terms of such options, the exercise date of any options and the number of shares subject to such options. Directors who are also employees are eligible to receive options under the Option Plan.

  The exercise price of incentive stock options granted by Holding under the Option Plan may not be less than 100% of the fair market value of the Class B Nonvoting Common Stock at the time of grant and the term of any option may not exceed seven years. With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of Holding, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares at the time of grant and the term of such option may not exceed five years. The exercise price of a non-qualified stock option is determined by the Stock Option Committee on the date the option is granted. However, the exercise price of a non-qualified stock option may not be less than 100% of the fair market value of Class B Nonvoting Common Stock if the option is granted at any time after the initial public offering of such stock.

  Options granted under the Option Plan are nontransferable except by will and the laws of descent and distribution. Options granted under the Option Plan typically expire after seven years and vest over a five-year period based on timing as well as achieving financial performance targets.

  Under the Option Plan, there are currently outstanding options to purchase an aggregate of 43,393 shares of Class B Nonvoting Common Stock to 40 employees of the Company, including 25,418 shares to five executive officers, at an exercise price of $100.00. All of such options were issued in October 1996, including 8,472 to Mr. Imbler, 5,214 to each of Messrs. Bell and Boots, and 3,259 to each of Messrs. Beeler and Kratochvil.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

  All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the ownership of the capital stock of Holding with respect to (i) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (ii) each of Holding's directors, (iii) the Named Executive Officers and (iv) all directors and officers as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.

                                      SHARES OF                                       SHARES OF
                                       VOTING                                         NONVOTING
                                   COMMON STOCK(1)                                  COMMON STOCK(1)         PERCENTAGE OF
                                                     PERCENTAGE OF                                           ALL CLASSES OF
 NAME AND ADDRESS OF                                    VOTING                                                COMMON STOCK
  BENEFICIAL OWNER          CLASS A      CLASS B    COMMON STOCK     CLASS A      CLASS B      CLASS C       (FULLY-DILUTED)
-------------------------   -------      -------    ------------     -------      -------      -------       ---------------
Atlantic Equity Partners
    International II,            -       125,750        53.3%              -            -       10,688          21.0%
L.P.(2)
Chase Venture Capital
    Associates, L.P.(3)     52,000         5,623 (4)    23.8          148,000      17,837 (4)        -           34.4
BPC Equity, LLC(5)          31,200             -        13.2           88,800           -            -           18.5
Roberto Buaron(6)                -       125,750        53.3                -           -       10,688           21.0
Martin R. Imbler                 -         5,494         2.3                -      17,330 (7)    1,795            3.8
James A. Long(8)                 -           195           *                -         555           64              *
Lawrence G. Graev(9)             -             -           -                -           -            -              -
Donald J. Hofmann(10)       52,000         5,623 (4)    23.8          148,000      17,837 (4)        -           34.4
Mathew J. Lori(11)          52,000         5,623 (4)    23.8          148,000      17,837 (4)        -           34.4
David M. Clarke(12)         31,200             -        13.2           88,800           -            -           18.5
Douglas E. Bell                  -         2,392         1.0                -       7,851(13)      782            1.7
Ira G. Boots                     -         2,280         1.0                -       7,533(14)      744            1.7
James M. Kratochvil              -         1,196           *                -       4,056(15)      391              *
R. Brent Beeler                  -         1,196           *                -       4,056(16)      391              *
All officers and directors
as a group (16 persons)     83,200       146,419        95.0          236,800      67,045       15,604           84.6


*  Less than one percent.
(1)The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 1,000,000 shares of Preferred Stock, $.01
   par value  (the  "Holding  Preferred  Stock").   Of  the 2,500,000 shares of
   Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated
   Class  C  Nonvoting  Common  Stock.   Of  the  1,000,000 shares  of  Holding
   Preferred Stock, 600,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock.
(2)Address  is  P. O. Box 847, One Capital Place, Fourth Floor, Grand Cayman,
   Cayman  Islands,   British   West   Indies.    Atlantic   Equity  Associates
   International II, L.P., a Delaware limited partnership ("AEA II"), is the sole general partner of International and as such exercises voting and/or investment power over shares of capital stock owned by International, including the shares of Holding Common Stock held by International (the
   "International  Shares").   Mr.  Buaron is the sole  shareholder  of  Buaron
   Holdings Ltd. ("BHL"). BHL is the sole general partner of AEA II. As the general partner of AEA II, BHL may be deemed to beneficially own the International Shares. BHL disclaims any beneficial ownership of any shares of capital stock owned by International, including the International Shares. Through his affiliation with BHL and AEA II, Mr. Buaron controls the sole general partner of International and therefore has the authority to control voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of any of the International Shares.
(3) Address is 380 Madison Avenue, 12th Floor, New York, New York 10017.
(4) Represents warrants to purchase such shares of common stock to be held by CVCA which are currently exercisable.
(5) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Aetna Life Insurance Company exercises voting and/or investment power over shares of capital stock owned by BPC Equity, LLC ("BPC Equity"), including shares of Holding Common Stock held by BPC Equity.
(6) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Holding Common Stock owned by
    International.   Mr. Buaron is the sole shareholder of BHL.  BHL is the sole
    general  partner of  AEA  II.   AEA  II  is  the  sole  general  partner  of
    International and as such, exercises voting and/or investment power over shares of capital stock owned by International, including the International Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BHL, controls the sole general partner of International and therefore has voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of the International Shares.
(7) Includes  1,694  options  granted  to  Mr.  Imbler,  which  are  presently exercisable.
(8) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
(9) Address is c/o O'Sullivan Graev & Karabell, LLP, 30 Rockefeller Plaza, New York, New York 10112.
(10)Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Hofmann is a General Partner of Chase Capital Partners, which is the private equity investment arm of Chase Manhattan Corporation, which is an affiliate of
    CVCA. Mr. Hofmann disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(11)Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Lori is an
    Associate  with  Chase   Capital  Partners,  which  is  the  private  equity
    investment arm of Chase Manhattan Corporation, which is an affiliate of CVCA. Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(12)Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Represents shares owned
    by BPC  Equity.   Mr.  Clarke  is  a  Managing  Director  of Aetna, Inc., an
    affiliate of Aetna Life Insurance Company, which is a member of BPC Equity. Mr. Clarke disclaims any beneficial ownership of the shares of Holding Common Stock held by BPC Equity.
(13)Includes  1,043  options  granted  to  Mr.  Bell,   which  are  currently
    exercisable.
(14)Includes  1,043  options  granted  to  Mr.  Boots,  which  are  currently exercisable.
(15)Includes 652 options granted to Mr. Kratochvil, which are currently exercisable.
(16)Includes  652  options  granted  to  Mr.  Beeler,   which  are  currently
    exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRST ATLANTIC

  Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $787,600 for fiscal 1996, $816,900 for fiscal 1995 and $777,700 for fiscal 1994. First Atlantic also received a $100,000 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products Acquisition and the Tri-Plas Acquisition, respectively, and a fee of $1,500,000 in April 1994 for advisory services rendered in connection with the 1994 Transaction, including originating, structuring and negotiating such transaction. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. Also, First Atlantic received advisory fees of approximately $285,900 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively.

  Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. As the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any dividends declared by First Atlantic on its capital stock, including any dividends paid out of the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction. Mr. Long is also an officer of First Atlantic and Mr. Graev is a director. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures.

  Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. AEA is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital, and Buaron Capital is the managing general partner of AEA. RETNI, an indirect wholly-owned subsidiary of Akros, is also a general partner of the Fund. By virtue of their direct and indirect ownership interests in the Fund, Mr. Long, Buaron Capital and RETNI are entitled to receive a portion of the proceeds from the sale of the equity interests in Holding.

MANAGEMENT

  In connection with the 1996 Transaction, Messrs. Imbler, Bell, Boots, Kratochvil and Beeler received approximately $5.9 million, $2.5 million, $2.4 million, $1.3 million and $1.3 million, respectively, from their sale of certain equity interests in Holding. In connection with the 1994 Transaction, the Company paid a $50.0 million dividend on its common stock to Holding, and Holding distributed that amount to its holders of equity interests. In connection therewith, Holding agreed to pay cash bonuses, upon the occurrence of certain events, to the members of management who held options under Holding's 1991 Stock Option Plan in amounts equal to the amounts they would have been entitled to had the shares of common stock underlying their unvested options been outstanding at the time of the declaration of the $50.0 million dividend by Holding. As a result of the 1996 Transaction, such bonuses were paid to Messrs. Imbler, Bell, Boots, Kratochvil and Beeler in the amounts of approximately $594,000, $238,000, $238,000, $119,000 and $119,000,
respectively.

  In connection with the 1994 Transaction and the distribution by Holding of the $50.0 million dividend received from the Company, Messrs. Imbler, Bell, Boots, Kratochvil and Beeler received net distributions from Holding of approximately $1.9 million, $1.08 million, $1.01 million, $0.54 million and $0.54 million, respectively.

STOCKHOLDERS AGREEMENTS

  In connection with the 1996 Transaction, Holding entered into a Stockholders Agreement dated as of June 18, 1996 (the "New Stockholders Agreement") with the Common Stock Purchasers, certain Management Stockholders (as defined below) and, for limited purposes thereunder, the Preferred Stock Purchasers. The New Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following: (i) until the occurrence of certain events specified in the New Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Long); (C) CVCA will have the right to designate two directors (who are currently Hofmann and
Lori); and (D) the institutional holders (excluding International and CVCA) will have the right to designate one director (who is currently Mr. Clarke);
(ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding; (iii) under certain circumstances and in the case of International or CVCA, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the fifth anniversary of the closing of the 1996 Transaction and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the sixth anniversary of the closing of the 1996 Transaction. Provisions under the New Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by CVCA and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and
(iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the New Stockholders Agreement). Pursuant to the New Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the 1996 Warrants and the Holding Common Stock issuable upon exercise of the 1996 Warrants. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, CVCA and the Institutional Holders (as defined in the New Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them immediately following the closing of the 1996 Transaction.

  The New Stockholders  Agreement  grants  registration  rights,  under certain circumstances and subject to specified conditions, to the Common Stock Purchasers. International and CVCA each have the right, on three occasions, to demand registration, at Holding's expense, of their shares of Holding Common Stock. Under certain circumstances, a majority in interest of the institutional holders (excluding International and CVCA) have the right, on one occasion, to demand registration, at Holding's expense, of their shares of Holding Common Stock. The New Stockholders Agreement provides that if Holding proposes to register any of its securities, either for its own account or for the account of other stockholders, Holding will be required to notify all Common Stock Purchasers and to include in such registration the shares of Holding Common Stock requested to be included by them. All shares of Holding Common Stock owned by the Common Stock Purchasers requested to be included in a registration will be subject to cutbacks under certain circumstances in connection with an underwritten public offering.

  The provisions of the New Stockholders Agreement regarding voting rights, negative covenants, information/inspection rights, the right to force a sale of Holding, preemptive rights and transfer restrictions generally will expire on the earlier to occur of (i) the later of (A) the fifth anniversary of the closing of the 1996 Transaction if an underwritten public offering of equity securities of Holding resulting in gross proceeds of at least $20.0 million occurs prior to such fifth anniversary and (B) the occurrence of such underwritten public offering that occurs subsequent to such fifth anniversary of the closing of the 1996 Transaction; (ii) the twentieth anniversary of the closing of the 1996 Transaction; and (iii) a sale of Holding. In addition, the New Stockholders Agreement provides that certain rights of a Common Stock Purchaser (to the extent such rights apply to such Common Stock Purchaser) to designate members of the Board of Directors of Holding and/or to approve certain actions by Holding will terminate if certain circumstances occur.

  Holding is also party to the Amended and Restated Stockholders Agreement dated June 18, 1996 (the "Management Stockholders Agreement"), with International and all management shareholders including, among others, Messrs. Imbler, Bell, Boots, Kratochvil and Beeler (collectively, the "Management Stockholders"). The Management Stockholders Agreement contains provisions (i) limiting transfers of equity by the Management Stockholders; (ii) requiring the Management Stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions; (iii) granting the Management Stockholders certain rights of co-sale in connection with sales by International; (iv) granting Holding rights to repurchase capital stock from the Management Stockholders upon the occurrence of certain events; and (v) requiring the Management Stockholders to offer shares to Holding prior to any permitted transfer.

CHASE SECURITIES, INC.

  Chase Securities, an affiliate of CVCA and Messrs. Hofmann and Lori, who are members of the Board of Directors of Holding and the Company, received a fee of $500,000 for arranging the sale of $15.0 million of Holding's Common Stock to certain of the Common Stock Purchasers and the sale of $15.0 million of Holding Preferred Stock to CVCA. CMIHI, an affiliate of Chase Securities and Messrs. Hofmann and Lori, received approximately $13.6 million from the sale of equity interests of Holding in the 1996 Transaction. In connection with the 1994 Transaction, CMIHI received a distribution of approximately $5.7 million on equity interests in Holding and Chase Securities was paid a fee of $625,000 by the underwriter of the 1994 Transaction for financial advisory services rendered to the Company and Holding. In addition, Chase Securities received a fee of $200,000 from the Company in April 1994 for arranging a credit facility.

LEGAL SERVICES

  Mr. Graev is the Chairman of the law firm of O'Sullivan Graev & Karabell, LLP, New York, New York. O'Sullivan Graev & Karabell, LLP provides legal services to the Company and Holding in connection with certain matters, principally relating to transactional, securities law, general corporate and litigation matters.

TRANSACTIONS WITH AFFILIATES

  The 1996 Indenture, the New Stockholders Agreement, the 1994 Indenture and the Credit Facility restrict the Company's and its affiliates' ability to enter into transactions with their affiliates, including their officers, directors and principal stockholders.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of the Report

     1. FINANCIAL STATEMENTS

       The financial statements listed under Item 8 are filed as part of this report.

     2. FINANCIAL STATEMENT SCHEDULES

       The financial statement schedules listed under Item 8 are filed as part of this report.

       Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

     3. EXHIBITS

       The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

  (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the registrants during the fourth quarter of the year ended December 28, 1996.



                        REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We  conducted  our  audits  in  accordance  with  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation and subsidiaries at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                  ERNST & YOUNG LLP



Indianapolis, Indiana
February 13, 1997


                             BPC HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                           DECEMBER 28,     DECEMBER 30,
                                                              1996             1995
                                                           ------------     ------------
ASSETS
Current assets (NOTE 5):
  Cash and cash equivalents (NOTE 11)                        $ 10,192          $ 8,035
  Accounts receivable (less allowance for doubtful
    accounts of $618 at December 28, 1996 and $737 at          17,642           15,944
    December 30, 1995)
  Inventories:
     Finished goods                                             9,100            7,743
     Raw materials and supplies                                 3,945            3,897
     Custom molds                                                 562              257
                                                           ------------     ------------
                                                               13,607           11,897
  Prepaid expenses and other receivables                          957            1,593
  Income taxes recoverable                                        436              411
                                                           ------------     ------------
Total current assets                                           42,834           37,880
Assets held in trust (NOTE 5)                                  30,188                -
Property and equipment (NOTES 5 AND 6):
   Land                                                         4,598            3,882
   Buildings and improvements                                  18,290           15,712
   Machinery, equipment and tooling                            79,043           68,801
   Automobiles and trucks                                         639              496
   Construction in progress                                     3,476            4,094
                                                           ------------     ------------
                                                              106,046           92,985
   Less accumulated depreciation                               50,382           40,544
                                                           ------------     ------------
                                                               55,664           52,441
Intangible assets (NOTE 4):
   Deferred financing and origination fees                      9,912            5,962
   Covenants not to compete                                        40               73
   Excess of cost over net assets acquired                      4,273            4,782
   Deferred acquisition costs                                     527                -
                                                           ------------     ------------
                                                               14,752           10,817
Deferred income taxes (NOTE 7)                                  2,003            2,056
Other                                                             357              271
                                                           ------------     ------------
Total assets                                                 $145,798         $103,465
                                                           ============     ============

                                                           DECEMBER 28,     DECEMBER 30,
                                                              1996             1995
                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                          $  12,877        $  14,074
  Accrued expenses and other liabilities                        4,676            2,807
  Accrued interest                                              3,286            2,652
  Employee compensation and payroll taxes                       5,230            4,618
  Income taxes (NOTE 7)                                           117                -
  Current portion of long-term debt (NOTES 5 AND 11)              738              717
                                                           ------------     ------------
Total current liabilities                                      26,924           24,868
Long-term debt, less current portion (NOTES 5 AND 11)         215,308          110,959
Deferred compensation                                               -              122
Accrued dividends on preferred stock                            1,116                -
                                                           ------------     ------------
                                                              243,348          135,949
Stockholders' equity (deficit) (NOTES 5 AND 9):
  Preferred stock; 1,000,000 shares authorized;
     600,000 shares issued and outstanding
     (net of discount of $3,355)                               11,216                -
  Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 91,000
     shares issued and outstanding                                  1                -
     Nonvoting; 500,000 shares authorized;
     259,000 shares issued and outstanding                          3                -
  Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 145,058
     shares issued and outstanding                                  1                -
     Nonvoting; 500,000 shares authorized; 54,942
     shares issued and outstanding                                  1                -
  Class C Common Stock; $.01 par value:
       Nonvoting; 500,000 shares authorized; 17,000
       shares issued and outstanding                                -                -
  Treasury stock:  239 and 5,212 shares at December 28,
     1996 and December 30, 1995, respectively                     (22)             (58)
  Additional paid-in capital                                   51,681              960
  Warrants                                                      3,511            4,034
  Retained earnings (deficit)                                (163,942)         (37,420)
                                                           ------------     ------------
Total stockholders' equity (deficit)                          (97,550)         (32,484)


                                                           ------------     ------------
Total liabilities and stockholders' equity (deficit)        $ 145,798        $ 103,465
                                                           ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                           BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED
                                                        ----------------------------------------------------------
                                                        DECEMBER 28,          DECEMBER 30,          DECEMBER 31,
                                                            1996                 1995                  1994
                                                         ------------         ------------          ------------
Net sales                                                 $151,058              $140,681              $106,141
Cost of goods sold                                         110,110               102,484                73,997
Gross margin                                                40,948                38,197                32,144
                                                         ------------         ------------          ------------
Operating expenses:
  Selling                                                    6,950                 5,617                 5,083
  General and administrative                                13,769                 9,500                 8,523
  Research and development                                     858                   718                   695
  Amortization of intangibles (NOTE 4)                         524                   968                   742
  Other expense                                              1,578                   867                   116
                                                         ------------         ------------          ------------
Operating income                                            17,269                20,527                16,985

Other expenses:
  Loss on disposal of property and equipment                   302                   127                   184
                                                         ------------         ------------          ------------
Income before interest, taxes and extraordinary charge      16,967                20,400                16,801

Interest (NOTES 4 AND 5):
  Expense                                                  (21,364)              (14,031)              (11,552)
  Income                                                     1,289                   642                   579
                                                         ------------         ------------          ------------
Income (loss) before income taxes and extraordinary charge  (3,108)                7,011                 5,828
Income taxes (NOTE 7)                                          239                   678                    11
                                                         ------------         ------------          ------------
Income (loss) before extraordinary charge                   (3,347)                6,333                 5,817
Extraordinary charge on extinguishment of debt (NOTE 5)          -                     -                 3,652
                                                         ------------         ------------          ------------
Net income (loss)                                           (3,347)                6,333                 2,165
Preferred stock dividends                                   (1,116)                    -                     -
                                                         ------------         ------------          ------------
Net income (loss) attributable to common shareholders    $  (4,463)             $  6,333              $  2,165
                                                         ============         ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BPC HOLDING CORPORATION
       CONSOLIDATED STATEMENTS  OF  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS OF DOLLARS)


                                COMMON STOCK ISSUED
                                -------------------                    ADDITIONAL           DEFERRED     RETAINED
                                 CLASS CLASS  CLASS PREFERRED TREASURY  PAID-IN               COST-      EARNINGS
                                   A     B      C     STOCK    STOCK    CAPITAL   WARRANTS RESTRICTED    (DEFICIT)    TOTAL
                                 ----- -----  ----- --------- -------- ---------- ------- -----------  ---------- ----------
Balance at January 1, 1994(1)   $  -  $  -   $  -     $  -   $  (33)    $ 3,833   $10,881    $  (71)     $ (8,639) $   5,971

Net income                         -     -      -        -        -           -         -         -         2,165      2,165
Amortization of deferred
  cost-restricted stock            -     -      -        -        -           -         -        49             -         49
Warrants issued                    -     -      -        -        -         871         -         -             -        871
Market value adjustment
  - warrants                       -     -      -        -        -       6,757    (6,757)        -             -          -
Distributions on common
  stock and other equity interests -     -       -       -        -     (12,721)        -         -       (37,279)   (50,000)
Exercise of stock options          -     -      -        -        -       2,131         -         -             -      2,131
Purchase treasury stocK
  from management                  -     -      -        -      (25)          -         -         -             -        (25)
                                 ----- -----  ----- --------- -------- ---------- ------- -----------  ----------  ----------

Balance at December 31, 1994(1)    -     -      -        -      (58)        871     4,124       (22)      (43,753)   (38,838)

Net income                         -     -      -        -        -           -         -         -          6,333     6,333
Amortization of deferred
  cost-restricted stock            -     -      -        -        -           -         -        22              -        22
Market value adjustment
  - warrants                       -     -      -        -        -          90       (90)        -              -         -
Purchase vested options
  from management                  -     -      -        -        -          (1)        -         -              -        (1)
                                 ----- -----  ----- --------- -------- ---------- ------- -----------  ----------  ----------
Balance at December 30, 1995(1)    -     -      -        -      (58)        960     4,034         -        (37,420)  (32,484)

Net loss                           -     -      -        -        -           -         -         -         (3,347)   (3,347)
Market value adjustment
  - warrants                       -     -      -        -        -      (1,145)    9,399         -         (8,254)        -
Exercise of stock options          -     -      -        -        -       1,130         -         -              -     1,130
Distribution on sale of
  equity interests                 -     -      -        -       58      (1,424)  (13,433)        -        (114,921)(129,720)
Proceeds from newly issued
  equity                           4     2      -   14,571        -      52,797         -         -              -     67,374
Payment of deferred compensation   -     -      -        -        -         479         -         -              -        479
Issuance of private warrants       -     -      -   (3,511)       -           -     3,511         -              -          -
Accrued dividends on preferred
 stock                             -     -      -        -        -      (1,116)        -         -              -     (1,116)
Amortization of preferred
 stock discount                    -     -      -      156        -           -         -         -              -        156
Purchase treasury stock
 from management                   -     -      -        -      (22)          -         -         -              -          -
                                 ----- -----  ----- --------- -------- ---------- ------- -----------  ---------- ------------
Balance at December 28, 1996    $  4   $ 2      -  $11,216    $ (22)   $ 51,681   $ 3,511     $   -      $(163,942)  $(97,550)
                                 ===== =====  ===== ========= ======== ========== ======= ===========  =========== ===========

(1) Old Class A and Class B Common Stock was redeemed in connection with the 1996 Transaction (see Note 9).
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED
                                                        --------------------------------------------------------
                                                         DECEMBER 28,         DECEMBER 30,          DECEMBER 31,
                                                            1996                 1995                  1994
                                                         ------------         ------------          ------------
OPERATING ACTIVITIES
Net income (loss)                                        $   (3,347)          $    6,333            $    2,165
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                            11,331                9,536                 8,176
    Non-cash interest expense                                 1,212                  950                 1,178
    Extraordinary charge on extinguishment
      of debt                                                     -                    -                 3,652
    Non-cash compensation                                       358                 (215)                  407
    Write-off of deferred acquisition costs                       -                  390                     -
    Loss on sale of property and equipment                      302                  127                   184
    Deferred income taxes                                        53                 (964)               (1,092)
    Changes in operating assets and liabilities:
      Accounts receivable, net                               (1,716)              (1,989)               (2,776)
      Inventories                                            (1,710)                 926                (2,624)
      Prepaid expenses and other                                520                 (964)                  295
        receivables
      Other assets                                               (5)                 (14)                    -
      Accounts payable and accrued expenses                   1,899               (1,000)                5,859
      Income taxes payable                                      117                 (147)                  132
                                                         ------------         ------------          ------------
Net cash provided by operating activities                     9,014               12,969                15,556

INVESTING ACTIVITIES
Additions to property and equipment                         (13,581)             (11,247)               (9,118)
Proceeds from disposal of property and equipment                 94                   20                    13
Acquisition costs                                            (1,152)                (394)                 (390)
Purchase of Sterling Products                                     -               (7,246)                    -
Purchase of Tri-Plas                                              -               (6,518)                    -
                                                         ------------         ------------          ------------
Net cash used for investing activities                      (14,639)             (25,385)               (9,495)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                          105,000                    -                99,129
Payments on long-term borrowings                               (500)                (500)              (29,684)
Distributions on common stock and equity interests                -                    -               (50,000)
Proceeds from issuance of warrants                                -                    -                   871
Payments on capital leases                                     (217)                 (198)                (180)
Debt issuance costs                                               -                  (178)              (7,377)
Reclassification of cash held for acquisition                     -                12,000              (12,000)
Exercise of management stock options                          1,130                     -                1,451
Proceeds from issuance of common stock                       52,797                     -                    -
Proceeds from issuance of preferred stock and                14,571                     -                    -
warrants
Rollover investments and share repurchases                 (125,219)                    -                    -
Assets held in trust                                        (35,600)                    -                    -
Net payments to public warrant holders                       (4,502)                    -                    -
Debt issuance costs                                          (5,069)                    -                    -
Proceeds from maturity on investments for assets              5,412                     -                    -
held in trust
Other                                                           (21)                    -                  (26)
                                                         ------------         ------------          ------------
Net cash provided by financing activities                     7,782                11,124                2,184
                                                         ------------         ------------          ------------
Net increase (decrease) in cash and cash equivalents          2,157                (1,292)               8,245
Cash and cash equivalents at beginning of year                8,035                 9,327                1,082
                                                         ------------         ------------          ------------
Cash and cash equivalents at end of year                  $  10,192              $  8,035             $  9,327
                                                         ============         ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1. ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiaries Berry Plastics Corporation ("Berry" or the "Company"), Berry Iowa Corporation ("Berry Iowa"), Berry Sterling Corporation ("Berry Sterling") and Berry Tri-Plas Corporation (Berry Tri-Plas") manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Winchester, Virginia; Charlotte, North Carolina; and York, Pennsylvania.

On September 16, 1996, Berry announced the consolidation of its Winchester, Virginia facility with other Company locations, including Charlotte, North Carolina, Evansville, Indiana and Iowa Falls, Iowa.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1996," "1995" and "1994" relate to the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of Holding and its subsidiaries all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly-owned subsidiaries, operates in one industry segment. The Company is a domestic manufacturer and marketer of plastic packaging, with sales concentrated in three product groups within this market: aerosol overcaps, rigid open-top containers and plastic drink cups. The Company's customers are located principally throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchase of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $45.0 million in 1996 (excluding specialty resins). Dow Chemical Corporation is the principal supplier (over 60%) of the Company's total resin material requirements. The Company also uses other suppliers such as Union Carbide, Chevron, Phillips and Lyondell to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

The Company is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes in landfills. While the principal resin used by the Company is recyclable and, therefore, reduces the Company's exposure to legislation promulgated to date, there can be no assurance that future legislation or regulatory initiatives would not have a material adverse effect on the Company. Legislation, if promulgated, requiring plastics to be degradable in landfills or to have minimum levels of recycled content would have a significant impact on the Company's business as would legislation providing for disposal fees or limiting the use of plastic products.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to 25 years.

INTANGIBLE ASSETS

Origination fees relating to the 1994 Notes and 1996 Notes and deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

The costs in excess of net assets acquired represents the excess purchase price over the fair value of the net assets acquired in the original acquisition of Berry Plastics and the subsequent Sterling Products Acquisition and Tri-Plas Acquisition and are being amortized by the straight-line method over 20 and 15 years, respectively.

Holding periodically evaluates the value of intangible assets  to  determine if
an  impairment  has  occurred.   This  evaluation  is based on various analyses
including reviewing anticipated cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

RECLASSIFICATIONS

Certain  amounts  on  the  1995  and  1994  financial   statements   have  been
reclassified to conform with the 1996 presentation.

NOTE 3. ACQUISITIONS

On March 10, 1995, the Company acquired through its newly-formed subsidiary, Berry Sterling Corporation, substantially all of the assets and assumed certain liabilities of Sterling Products, Inc. for a purchase price of $7.3 million (the "Sterling Acquisition"). The operations of Berry Sterling Corporation are included in the Company's operations since the acquisition date using the purchase method of accounting.

On December 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Tri-Plas, Inc. through its subsidiary Berry Tri-Plas Corporation (formerly Berry-CPI Corporation) for $6.6 million (the "Tri-Plas Acquisition"). The operations of Berry Tri-Plas are included in the Company's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Sterling Acquisition and the Tri-Plas Acquisition occurred on January 1, 1995.

                                             YEAR ENDED
                                             DECEMBER 30,
                                                1995
                                             ------------
Net sales                                     $ 157,263
Income before income taxes                        4,274
Net income                                        3,859

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

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                         DECEMBER 28,         DECEMBER 30,
                                                            1996                 1995
                                                         ------------         ------------
1996 Notes origination fee (less accumulated
  amortization of $286 at December 28, 1996)                $ 4,789              $     -
  1994 Notes origination fee (less accumulated
  amortization of $1,652 at December 28, 1996 and
  $1,040 at December 30, 1995)                                4,472                5,084
Deferred financing fees (less accumulated
  amortization of $469 at December 28, 1996 and
  $295 at December 30, 1995)                                    399                  573
Nevada bond fees (less accumulated amortization
  of $111 at December 28, 1996 and $92 at December
  30, 1995)                                                     197                  216
Iowa bond fees (less accumulated amortization of
  $163 at December 28, 1996 and $129 at December
  30, 1995)                                                      55                   89
                                                         ------------         ------------
                                                              9,912                5,962
Covenant not to compete (less accumulated
  amortization of $60 at December 28, 1996 and $27
  at December 30, 1995)                                          40                   73
Costs in excess of net assets acquired (less
  accumulated amortization of $756 at December 28,
  1996 and $425 at December 30, 1995)                         4,273                4,782
Deferred acquisition costs                                      527                    -
                                                         ------------         ------------
                                                            $14,752              $10,817
                                                         ============         ============

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                         DECEMBER 28,         DECEMBER 30,
                                                            1996                 1995
                                                         ------------         ------------

Holding 12.50% Senior Secured Notes                        $105,000           $        -
Berry 12.25% Senior Subordinated Notes                      100,000              100,000
Nevada Industrial Revenue Bonds                               5,500                6,000
Iowa Industrial Revenue Bonds                                 5,400                5,400
Capital lease obligation payable through
  December 1999)                                                785                1,002
Debt discount                                                  (639)                (726)
                                                         ------------         ------------
                                                            216,046              111,676
Less current portion of long-term debt                          738                  717
                                                         ------------         ------------
                                                           $215,308             $110,959
                                                         ============         ============


HOLDING 12.50% SENIOR SECURED NOTES

On June 18, 1996, Holding, as part of a recapitalization (see Note 9), issued 12.50% Senior Secured Notes due 2006 (the "1996 Offering"). These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") for net proceeds, after expenses, of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the 1996 Notes). Interest is payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof.

In connection with the 1996 Notes, $35.6 million was placed in escrow, which has been invested in U.S. government securities, to pay three years' interest on the notes. Pending disbursement, the trustee will have a first priority lien on the escrow account for the benefit of the holders of the 1996 Notes. Funds may be disbursed from the escrow account only to pay interest on the 1996 Notes and, upon certain repurchases or redemptions of the notes, to pay principal of and premium, if any, thereon.

BERRY 12.25% SENIOR SUBORDINATED NOTES

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of Class A Common Stock, $.00005 par value (collectively the "1994 Transaction"), of Holding. The 1994 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994. The 1994 Notes are unconditionally guaranteed on a senior subordinated basis by Holding and all of Berry's subsidiaries. The net proceeds to Berry from the sale of the notes, after expenses, were $93.0 million. Berry applied the net proceeds as follows:
(i) to repay in full all amounts outstanding under Berry's then existing credit facility, which together with all accrued interest and prepayment fees was $31.0 million and included all of Berry's outstanding long-term debt, except for the Nevada and Iowa Industrial Revenue Bonds and its capital lease obligation, (ii) to pay a $50.0 million dividend on Berry's Common Stock and
(iii) to invest $12.0 million to finance and provide machinery and equipment for acquisitions.

In connection with the repayment of all amounts outstanding under Berry's then-existing credit facility, Berry incurred a net loss in the amount of approximately $3.7 million, which included the write-off of a portion of unamortized financing fees and prepayment penalties. This loss is reflected in the 1994 statement of operations as an extraordinary charge on extinguishment of debt.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1994 Notes. However, at any time prior to April 15, 1997, Berry may redeem up to 25% of the initial principal amount of the 1994 Notes originally issued from the net proceeds of one or more public offerings of the Common Stock of Holding (to the extent such net proceeds are contributed or otherwise transferred to Berry as a capital contribution or are used to purchase common equity securities of Berry) at a redemption price equal to 111.25% of the principal amount thereof plus accrued interest, to the redemption date; provided that at least 75% of the principal amount of notes originally issued remain outstanding immediately after the occurrence of any redemption and that any such redemption occurs within 60 days following the closing of any such public offering. Subsequent to April 15, 1999, the 1994 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 106.125% in 1999 to 100% in 2002 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1994 Transaction (the "1994 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

The 1994 Notes rank PARI PASSU with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility and the Nevada and Iowa Industrial Revenue Bonds.

The 1994 Indenture contains certain covenants which, among other things, limit Berry and its subsidiaries' ability to incur debt, merge or consolidate, sell, lease or transfer assets, make dividend payments and engage in transactions with affiliates.

CREDIT FACILITY

Simultaneous with the 1994 Offering, Berry entered into a credit facility (the "Credit Facility") with Fleet Capital Corporation (by assignment from Shawmut Capital Corporation, by assignment from Barclays Business Credit, Inc.). The Credit Facility provides for a total of $28.0 million in revolving credit, subject to specified percentages of eligible assets reduced by outstanding letters of credit ($11.8 million at December 28, 1996) and a $7.0 million machinery and equipment acquisition facility ($0 outstanding at December 28, 1996).

The Credit Facility is guaranteed by Holding and is collateralized by a lien on substantially all of the assets of Berry, Berry Iowa Corporation, Berry Sterling Corporation and Berry Tri-Plas Corporation and will expire on April 20, 1999. The Credit Facility will be automatically renewed for one year periods unless terminated by Berry or Fleet.

The Credit Facility loans bear interest at floating rates ranging from bank prime plus 1.0% to 1.5% or a Eurodollar rate (LIBOR) plus 3.0% or 3.5%. Commitment fees during the Credit Facility period are 0.25% of the average monthly unused portion of the available credit. Letter of credit fees range from 1.75% to 2.5% per annum on the outstanding amount.

The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness, (iii) limitations on dividends, (iv) limitations on transactions with affiliates and (v) limitations on capital expenditures.

The Credit Facility was refinanced in January 1997 (see Note 13).

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Bonds bear interest at a variable rate (4.6% and 5.6% at December 28, 1996 and December 30, 1995, respectively), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by Fleet under the Credit Facility and mature in April 2007.

IOWA INDUSTRIAL REVENUE BONDS

The Iowa Industrial Bonds bear interest at a variable rate (4.0% at December 28, 1996 and December 30, 1995), require no periodic principal payments, are collateralized by irrevocable letters of credit issued by Fleet under the Credit Facility and mature in August 1998.

OTHER

Future maturities of long-term debt are as follows: 1997, $738; 1998, $6,161; 1999, $786; 2000, $500; 2001, $500 and $208,000 thereafter.

Interest  paid  was  $19,744,  $13,432  and  $7,999  for  1996,  1995 and 1994,
respectively. Interest capitalized was $225, $350 and $229 for 1996, 1995 and 1994, respectively.

NOTE 6. LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. Capitalized lease property consisted of manufacturing equipment with a cost of $1,661 and related accumulated amortization of $664 and $498 at December 28, 1996 and December 30, 1995, respectively. Lease amortization is included in depreciation expense. Total rental expense for operating leases was approximately $2,344, $1,515 and $979 for 1996, 1995 and 1994, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                                AT DECEMBER 28, 1996
                                                       --------------------------------------
                                                       CAPITAL LEASES        OPERATING LEASES
                                                       --------------        ----------------
     1997                                                  $ 301                 $ 2,182
     1998                                                    301                   1,560
     1999                                                    301                   1,265
     2000                                                      -                   1,218
     2001                                                      -                   1,118
     Thereafter                                                -                   1,273
                                                             903                 $ 8,616
     Less:  amount representing interest                     118
     Present value of net minimum lease payments          $  785

In addition to lease commitments, at December 28, 1996, the Company had committed $2.1 million to outside vendors for certain capital projects.

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets at December 28, 1996 and December 30, 1995 are as follows:

                                                         DECEMBER 28,         DECEMBER 30,
                                                             1996                1995
                                                         ------------         ------------
Deferred tax liabilities:
  Tax over book depreciation                                $ 2,316              $ 1,177
  Other                                                         104                   49
                                                         ------------         ------------
    Total deferred tax liabilities                            2,420                1,226

Deferred tax assets:
  Allowance for doubtful accounts                               331                  311
  Inventory                                                     350                  272
  Compensation and benefit accruals                             719                  556
  Insurance reserves                                            207                  135
  Net operating loss carryforwards                            1,916                    -
  Alternative minimum tax (AMT) credit                        2,003                2,008
    carryforwards
                                                         ------------         ------------
    Total deferred tax assets                                 5,526                3,282
                                                         ------------         ------------
                                                              3,106                2,056
Valuation allowance for net deferred tax assets              (1,103)                   -
                                                         ------------         ------------
Net deferred tax assets                                     $ 2,003              $ 2,056
                                                         ============         ============

Income tax expense (credit) consisted of the following:

                                              DECEMBER 28,  DECEMBER 30,   DECEMBER 31,
                                                 1996          1995           1994
                                             ------------   ------------   ------------
Current
  Federal                                        $    -        $ 1,404          $ 628
  State                                             186            237             10
Deferred
  Federal                                            69           (900)          (627)
  State                                             (16)           (63)             -
                                             ------------   ------------   ------------
Income tax expense                               $  239        $   678          $  11
                                             ============   ============   ============

During 1994, Holding reached a settlement agreement with the Internal Revenue Service ("IRS") relating to Holding's 1990 through 1993 income tax returns. The settlement resulted in additional alternative minimum tax of approximately $217 and adjustment of the tax basis of certain depreciable assets and the net operating loss carryforwards.

Holding has unused operating loss carryforwards of approximately $6.1 million for federal income tax purposes which expires in 2011. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes.

Income taxes paid during 1996, 1995 and 1994 approximated $528, $2,001 and $992, respectively.

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                 1996          1995           1994
                                             ------------   ------------   ------------
Federal income tax expense (benefit)
  at statutory rate                            $ (1,057)        $2,384         $1,982
Extraordinary charge on extinguishment
  of debt                                             -              -         (1,242)
State income tax expense, net of
  federal benefit                                   112            115            200
Expenses not deductible for income tax
  purposes                                           51             19            127
Change in valuation allowance for
  deferred tax assets                             1,103         (1,869)          (708)
Increase in AMT credit carryforwards                  -              -           (749)
Internal Revenue Service agent's
  examination adjustment to deferred tax              -              -            380
  asset
Other                                                30             29             21
                                             ------------   ------------   ------------
Income tax expense                              $   239         $  678         $   11
                                             ============   ============   ============

NOTE 8. EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $531, $384 and $344 for 1996, 1995 and 1994, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

COMMON STOCK

On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco"), a wholly-owned subsidiary of Holding, was organized by Atlantic Equity Partners International II, L.P. ("International"), Chase Venture Capital Associates, L.P. ("CVCA"), and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Common Stock Purchase Agreement dated as of June 12, 1996 each of International, CVCA and certain other equity investors (collectively the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock Purchase Agreement dated as of June 12, 1996 (the "Preferred Stock Purchase Agreement"), CVCA and an additional institutional investor (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the Merger: each share of the Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately-held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, and all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the 1994 Transaction became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor. Additionally, a $2,762 bonus was paid to management employees who held unvested stock options at the time of the 1994 Transaction which is included in 1996 general and administrative expenses.

The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A voting Common Stock (the Class A Voting Stock"), 500,000 shares are designated Class A Nonvoting Common Stock (the "Class A Nonvoting Stock"), 500,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock"), and 500,000 shares are designated Class C Nonvoting Common Stock (the "Class C Nonvoting Stock").

PREFERRED STOCK AND WARRANTS

In connection with the 1996 Transaction, for aggregate consideration of $15.0 million, Mergerco issued units (the "Units") comprised of Series A Senior Cumulative Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock"), and detachable warrants to purchase shares of Class B Common Stock (voting and non-voting) constituting 6% of the issued and outstanding Common Stock of all classes, determined on a fully-diluted basis (the "Warrants").

Dividends accrue at a rate of 14% per annum, payable quarterly in arrears (each date of payment, a "Dividend Payment Date") and will accumulate until declared and paid. Dividends declared and accruing prior to the first Dividend Payment Date occurring after the sixth anniversary of the issue date (the "Cash Dividend Date") may, at the option of Holding, be paid in cash in full or in part or accrue quarterly on a compound basis. Thereafter, all dividends are payable in cash in arrears. The dividend rate is subject to increase to a rate of (i) 16% per annum if (and for so long as) Holding fails to declare and pay dividends in cash for any quarterly period following the Cash Dividend Date and
(ii) 15% per annum if (and for so long as) Holding fails to comply with its obligations relating to the rights and preferences of the Preferred Stock. If Holding fails to pay in full, in cash, (a) all accrued and unpaid dividends on or prior to the twelfth anniversary of the issue date or (b) all accrued dividends on any Dividend Payment Date following the twelfth anniversary of the issue date, the holders of Preferred Stock will be permitted to elect a majority of the Board of Directors of Holding.

The Preferred Stock ranks prior to all other classes of stock of Holding upon liquidation and is entitled to receive, out of assets available for distribution, cash in the aggregate amount of $15.0 million, plus all accrued and unpaid dividends thereon. Subject to the terms of the 1996 Indenture, on any Dividend Payment Date, Holding has the option of exchanging the Preferred Stock, in whole but not in part, for Senior Subordinated Exchange Notes, at the rate of $25 in principal amount of notes for each $25 of liquidation preference of Preferred Stock held; provided, however, that no shares of Preferred Stock may be exchanged for so long as any shares of Preferred Stock are held by CVCA or its affiliates. Upon such exchange, Holding will be required to pay in cash all accrued and unpaid dividends.

Pursuant to the Preferred Stock Purchase Agreement, the holders of Preferred Stock and Warrants have unlimited incidental registration rights (subject to cutbacks under certain circumstances). The exercise price of the Warrants is $.01 per Warrant and the Warrants are exercisable immediately upon issuance. All unexercised warrants will expire on the tenth anniversary of the issue date. The number of shares issuable upon exercise of a Warrant are subject to anti-dilution adjustments upon the occurrence of certain events.

STOCK OPTION PLAN

Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") which reserved 45,620 shares for future issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. These options are subject to various option agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. As of December 28, 1996, the vested portion of stock options was valued at $100 per share based on the June 18, 1996 Transaction (described above).

In October 1995, the FASB issued Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), which prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma effects on Holding's 1996 and 1995 consolidated statements of operations using the fair value method prescribed by Statement 123 have not been disclosed because there is no material difference between results obtained using this method and using the criteria set forth in APB 25.

Plan option activity is summarized below:

                                                                           SHARES
                                                        OPTION             CLASS B
                                                        PRICE             NONVOTING
                                                   --------------      --------------
1996
   Granted and outstanding at December 28, 1996       $   100.00           43,396
                                                                       ==============
   Exercisable at December 28, 1996                   $   100.00            8,679
                                                                       ==============

STOCKHOLDERS AGREEMENTS

Holding entered into a new stockholders agreement (the "New Stockholders Agreement") dated as of June 18, 1996 with the Common Stock Purchasers, certain management stockholders and, for limited purposes thereunder, the Preferred Stock Purchasers. The New Stockholders Agreement grants certain rights including but not limited to; designation of members of Holding's Board of Directors, the initiation of an initial public offering of equity securities of the Company or a sale of Holding. The agreement also restricts certain transfers of Holding's equity.

Holding entered into an amended and restated agreement with its management stockholders and International on June 18, 1996. The agreement contains provisions (i) limiting transfers of equity by the management stockholders;
(ii) requiring the management stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions;
(iii) granting the management stockholders certain rights of co-sale in connection with sales by International; (iv) granting rights to repurchase capital stock from the management stockholders upon the occurrence of certain events; and (v) requiring the management stockholders to offer shares to Holding prior to any permitted transfer.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company is party to a management agreement (the "Management Agreement") with First Atlantic Capital, Ltd. ("First Atlantic"). In connection with the 1996 Transaction, Holding paid a fee of $1,250 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic also received a $100 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products Acquisition and the Tri-Plas Acquisition, respectively, and a fee of $1,500 in April 1994 for advisory services rendered in connection with the 1994 Transaction, including originating, structuring and negotiating such transaction.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $788 for fiscal 1996, $817 for fiscal 1995 and $778 for fiscal 1994. In January 1997, First Atlantic received advisory fees of $286 and $29 for originating, structuring and negotiating the PackerWare acquisition and the Container Industries acquisition, respectively (see Note 12).

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

The Company's financial instruments generally consist of cash and cash equivalents and the Company's long-term debt. The carrying amounts of the Company's financial instruments approximate fair value at December 28, 1996, except for the 1994 Notes and the 1996 Notes for which the fair value exceed the carrying value by approximately $9.5 million and $5.7 million, respectively.

NOTE 12.  ACQUISITIONS SUBSEQUENT TO DECEMBER 28, 1996

On January 21, 1997, the Company acquired PackerWare Corporation, a Kansas corporation for aggregate consideration of approximately $26.3 million and merged PackerWare with and into a newly-formed, wholly-owned subsidiary of the Company. The purchase was financed through the new credit facility (see Note
13).

On January 17, 1997, the Company acquired substantially all of the assets of Container Industries, Inc. of Pacoima, California for $2.9 million. The purchase was funded out of operating funds.

NOTE 13.  REFINANCING OF REVOLVING CREDIT FACILITY

Concurrent with the PackerWare acquisition (see Note 12), the Company entered into a financing and security agreement (the "Security Acreement") with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "New Credit Facility"). The indebtedness under the New Credit Facility is guaranteed by Holding and the Company's subsidiaries. The New Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The New Credit Facility provides the Company with a $21.0 million revolving line of credit, subject to a borrowing base formula, a $27.0 million term loan facility and a $12.0 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds. The Company borrowed all $27.0 million of the term loan facility to finance the PackerWare acquisition.

The New Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lendors upon an Event of Default as defined in the Security Agreement. Interest on borrowings on the New Credit Facility will be based on the lender's base rate plus 1.0% or LIBOR plus 2.5%, at the Company's option.

NOTE 14. SUMMARY UNAUDITED FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes unaudited financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation and subsidiaries:

                                                         DECEMBER 28,         DECEMBER 30,
                                                            1996                 1995
                                                         ------------         ------------
CONSOLIDATED BALANCE SHEETS
Current assets                                            $  42,445            $  37,880
Property and equipment - net
  of accumulated depreciation                                55,664               52,441
Other noncurrent assets                                      12,046               13,144
Current liabilities                                          26,220               27,672
Noncurrent liabilities                                      113,113              110,959

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                1996           1995           1994
                                             ------------   ------------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales                                      $151,058       $140,681       $106,141
Cost of goods sold                              110,110        102,484         73,997
Income before income taxes and
  extraordinary charge                            6,490          6,861          6,342
Extraordinary charge                                  -              -          3,652
Net income                                        5,989          6,183          2,678


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                    BERRY PLASTICS CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


      /s/ Roberto Buaron      Chairman of the Board of Directors       March 27, 1997
     ----------------------
       Roberto Buaron
                              President, Chief Executive Officer
                                and Director (Principal Executive
     /s/ Martin R. Imbler       Officer)                               March 27, 1997
     ----------------------
      Martin R. Imbler
                               Vice President, Chief Financial
                                 Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting
     /s/ James M. Kratochvil     Officer)                              March 27, 1997
     ----------------------
      James M. Kratochvil


     /s/ Douglas E. Bell       Director                                March 27, 1997
     ----------------------
      Douglas E. Bell


     /s/ Ira G. Boots          Director                                March 27, 1997
     ----------------------
      Ira G. Boots


     /s/ David M. Clarke       Director                                March 27, 1997
     ----------------------
      David M. Clarke


     /s/ Lawrence G. Graev     Director                                March 27, 1997
     ----------------------
      Lawrence G. Graev


     /s/ Donald J. Hofmann     Director                                March 27, 1997
     ----------------------
      Donald J. Hofmann


     /s/ James A. Long         Director                                March 27, 1997
     ----------------------
      James A. Long


     /s/ Mathew J. Lori         Director                                March 27, 1997
     ---------------------
      Mathew J. Lori




                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                    BPC HOLDING CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron         Chairman of the Board of Directors     March 27, 1997
     ----------------------
      Roberto Buaron

                                President and Director (Principal
     /s/ Martin R. Imbler       Executive Officer)                     March 27, 1997
     ----------------------
      Martin R. Imbler
                                Vice President, Chief Financial
                                Officer and Secretary (Principal
     /s/ James M. Kratochvil    Financial and Accounting Officer)      March 27, 1997
     ----------------------
      James M. Kratochvil


     /s/ David M. Clarke        Director                               March 27, 1997
     ----------------------
      David M. Clarke


     /s/ Lawrence G. Graev      Director                               March 27, 1997
     ----------------------
      Lawrence G. Graev


     /s/ Donald J. Hofmann      Director                               March 27, 1997
     ----------------------
      Donald J. Hofmann


     /s/ James A. Long          Director                               March 27, 1997
     ----------------------
      James A. Long


     /s/ Mathew J. Lori         Director                               March 27, 1997
     ----------------------
      Mathew J. Lori




                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                    BERRY IOWA CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron        Chairman of the Board of Directors      March 27, 1997
     ----------------------
      Roberto Buaron

                               President, Chief Executive Officer and
     /s/ Martin R. Imbler      Director (Principal Executive Officer)  March 27, 1997
     ----------------------
      Martin R. Imbler
                               Vice President, Chief Financial Officer,
                               Secretary and Treasurer (Principal
     /s/ James M. Kratochvil   Financial and Accounting Officer)       March 27, 1997
     ----------------------
      James M. Kratochvil


     /s/ James A. Long         Director                                March 27, 1997
     ----------------------
      James A. Long




                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                    BERRY TRI-PLAS CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron        Chairman of the Board of Directors      March 27, 1997
     ----------------------
      Roberto Buaron

                               President, Chief Executive Officer and
     /s/ Martin R. Imbler      Director (Principal Executive Officer)  March 27, 1997
     ----------------------
      Martin R. Imbler
                               Vice President, Chief Financial Officer,
                               Secretary and Treasurer (Principal
     /s/ James M. Kratochvil   Financial and Accounting Officer)       March 27, 1997
     ----------------------
      James M. Kratochvil


     /s/ James A. Long         Director                                March 27, 1997
     ----------------------
      James A. Long



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH  REPORTS  FILED PURSUANT
         TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT   REGISTERED
         SECURITIES PURSUANT TO SECTION 12 OF THE ACT


The Registrants have not sent any annual report or proxy material to securityholders.









                            BPC HOLDING CORPORATION
                               (PARENT COMPANY)

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           CONDENSED BALANCE SHEETS

                                                           DECEMBER 28,     DECEMBER 30,
                                                              1996             1995
                                                           ------------     ------------
                                                                   (IN THOUSANDS)
ASSETS
Cash                                                        $     389         $      -
Due from Berry Plastics Corporation                             2,804            2,804
Other assets (principally investment in subsidiary)           (29,177)         (35,166)
Assets held in trust                                           30,188                -
Intangible assets                                               4,789                -
Other                                                             277                -
                                                           ------------     ------------
Total assets                                                $   9,270         $(32,362)
                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities                                         $     704         $      -
Deferred compensation                                               -              122
Accrued dividends                                               1,116                -
Long-term debt                                                105,000                -
                                                           ------------     ------------
Total liabilities                                             106,820              122

Preferred stock                                                11,216                -
Class A common stock                                                4                -
Class B common stock                                                2                -
Class C common stock                                                -                -
Treasury stock                                                    (22)             (58)
Additional paid-in capital                                     51,681              960
Warrants                                                        3,511            4,034
Retained earnings (deficit)                                  (163,942)         (37,420)
                                                           ------------     ------------
Total stockholders' equity (deficit)                          (97,550)         (32,484)
                                                           ------------     ------------
Total liability and stockholders' equity (deficit)           $  9,270         $(32,362)
                                                           ============     ============




                      CONDENSED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                 1996          1995           1994
                                             ------------   ------------   ------------
                                                            (In thousands)
Net sales                                     $       -       $      -       $      -
Cost of goods sold                                    -              -              -
Gross profit                                          -              -              -
Operating expenses                                3,304           (150)           513
Other expense                                     6,294              -              -
                                             ------------   ------------   ------------
Income  (loss) before income taxes and
  equity in net income of subsidiary             (9,598)           150           (513)
Equity in net income of subsidiary                5,989           6,183         2,678
                                             ------------   ------------   ------------
Income (loss) before income taxes                (3,609)          6,333         2,165
Income taxes                                       (262)              -             -
                                             ------------   ------------   ------------
Net income (loss)                              $ (3,347)        $ 6,333       $ 2,165
Preferred stock dividends                        (1,116)              -             -
                                             ------------   ------------   ------------
Net income (loss) attributable to common
  shareholders                                 $ (4,463)        $ 6,333       $ 2,165
                                             ============   ============   ============


                      CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                 1996          1995           1994
                                             ------------   ------------   ------------
                                                            (In thousands)
Net cash provided by (used for)
operating activities                           $ (8,110)      $      1       $ (2,297)
Net cash provided by investing activities             -              -              -
Net cash provided by financing activities:
  Exercise of management stock options            1,130              -          1,451
  Proceeds from issuance of warrants                  -              -            871
  Proceeds from senior secured notes            105,000              -              -
  Proceeds from issuance of common
    and preferred stock and warrants             67,369              -              -
  Rollover investments and share
    repurchases                                (125,219)             -              -
  Assets held in trust                          (35,600)             -              -
  Net payments to warrant holders                (4,502)             -              -
  Debt issuance costs                            (5,069)             -              -
  Interest applied to the assets                  5,412              -              -
    held in trust
  Other                                             (22)            (1)           (25)
  Dividend received from
    wholly-owned subsidiary                           -              -         50,000
  Distribution on capital stock
    and other equity interests                        -              -        (50,000)
                                             ------------   ------------   ------------
Net cash from financing activities                8,499              -              -
                                             ------------   ------------   ------------
Cash and equivalents at end of year             $   389        $     -        $     -
                                             ============   ============   ============


                    Notes to Condensed Financial Statements

(1) BASIS OF PRESENTATION. In the parent company-only financial statements, Holding's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The parent company-only financial statements should be read in conjunction with Holding's consolidated financial statements, which are included beginning on page F-1.

(2) GUARANTEE. Berry had approximately $111.0 million and $111.7 million of long-term debt outstanding at December 28, 1996 and December 30, 1995, respectively. Under the terms of the debt agreements, Holding has guaranteed the payment of all principal and interest.

(3) DISTRIBUTION ON CAPITAL STOCK AND OTHER EQUITY INTERESTS. On April 21, 1994, the date of the 1994 Offering, Berry, a subsidiary of Holding, paid a $50.0 million dividend on its outstanding common stock. The entire $50.0 million dividend was paid to Holding as Holding is the sole stockholder of Berry Common Stock. Holding in turn used the $50.0 million to pay a distribution on its capital stock and certain other equity interests.



                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)



                                                                             CHARGED TO
                                         BALANCE AT        CHARGED TO          OTHER                                BALANCE AT
                                         BEGINNING         COSTS AND          ACCOUNTS -         DEDUCTIONS -         END OF
   DESCRIPTION                            OF PERIOD         EXPENSES           DESCRIBE            DESCRIBE            YEAR
-----------------------------            ----------        ----------       -------------        ------------       -----------
Year ended December 28, 1996:
Allowance for doubtful accounts            $ 737             $ 322              $    -             $ 441 (1)           $ 618

Year ended December 30, 1995:
Allowance for doubtful accounts             $503              $216              $  299 (2)         $ 281 (1)            $737

Year ended December 31, 1994:
Allowance for doubtful accounts             $364              $195              $    -             $  56 (1)            $503


(1) Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance for Berry Sterling and Berry Tri-Plas.


ITEM 21. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a) Exhibits

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT

  2.1 Asset Purchase Agreement dated February 12, 1992, among Berry Plastics Corporation (the "Company"), Berry Iowa, Berry Carolina, Inc., Genpak Corporation, a New York corporation, and Innopac International Inc., a public Canadian corporation (filed as Exhibit
          10.1 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "Form S-1") and incorporated herein by reference)

  2.2 Asset Purchase Agreement dated December 24, 1994, between the Company and Berry Plastics, Inc. (filed as Exhibit 10.2 to the Form S-1 and incorporated herein by reference)

  2.3 Asset Purchase Agreement dated March 1, 1995, among Berry Sterling Corporation, Sterling Products, Inc. and the stockholders of Sterling Products, Inc. (filed as Exhibit 2.3 to the Annual Report on Form 10-K filed on March 31, 1995 (the "1994 Form 10-K") and incorporated herein by reference)

  2.4 Asset Purchase Agreement dated December 21, 1995, among Berry Tri-Plas Corporation, Tri-Plas, Inc. and Frank C. DeVore (filed as
          Exhibit 2.4 to the Annual Report on Form 10-K filed on March 28, 1996 (the "1995 Form 10-K") and incorporated herein by reference)

  2.5 Asset Purchase Agreement dated January 23, 1996, between the Company and Alpha Products, Inc. (filed as Exhibit 2.5 to the 1995 Form 10-K and incorporated herein by reference)

  2.6 Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, by and among Holding, BPC Mergerco, Inc. ("Mergerco") and the other parties thereto (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 1996 (the "Form 8-K") and incorporated herein by reference)

  2.7 Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, by and among Holding, Mergerco, Chase Venture Capital Associates, L.P. ("CVCA") and The Northwestern Mutual Life Insurance Company ("Northwestern") (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

  2.8 Agreement and Plan of Merger dated as of June 18, 1996, by and between Holding and Mergerco (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

  2.9 Certificate of Merger of Mergerco with and into Holding, dated as of June 18, 1996 (filed as Exhibit 2.9 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "Form S-4") and incorporated herein by reference)

  2.10 Agreement and Plan of Reorganization dated as of January 14, 1997 (the "PackerWare Reorganization Agreement"), among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the shareholders of PackerWare (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 1997 (the "1997 8-K") and incorporated herein by reference)

  2.11 Amendment to the PackerWare Reorganization Agreement dated as of January 20, 1997 (filed as Exhibit 2.2 to the 1997 8-K and incorporated herein by reference)

 *2.12 Asset Purchase Agreement dated as of January 17, 1997, among the Company, Container Industries, Inc. and the shareholders of Container Industries, Inc.

  3.1 Amended and Restated Certificate of Incorporation of Holding (filed as Exhibit 3.1 to the Form S-4 and incorporated herein by reference)

  3.2 By-laws of Holding (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

  3.3 Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Form S-1 and incorporated herein by reference)

  3.4 By-laws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

  3.5 Certificate of Incorporation of Berry Iowa Corporation ("Berry Iowa") (filed as Exhibit 3.5 to the Form S-1 and incorporated herein by reference)

  3.6 By-laws of Berry Iowa (filed as Exhibit 3.6 to the Form S-1 and incorporated herein by reference)

  3.7 Certificate of Incorporation of Berry Tri-Plas Corporation ("Berry Tri-Plas") (filed as Exhibit 3.7 to the Form S-1 and incorporated herein by reference)

  3.8 By-laws of Berry Tri-Plas (filed as Exhibit 3.8 to the Form S-1 and incorporated herein by reference)

 *3.9 Certificate of Amendment to the Certificate of Incorporation of Berry Tri-Plas Corporation

  4.1 Form of Indenture between the Company and United States Trust Company of New York, as Trustee (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

  4.2 Warrant Agreement between Holding and United States Trust Company of New York, as Warrant Agent (filed as Exhibit 4.2 to the Form S-1 and incorporated herein by reference)

  4.3 Indenture dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Trustee (the "Trustee"), relating to Holding's Series A and Series B 12.5% Senior Secured Notes Due 2006 (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference)

  4.4 Pledge, Escrow and Disbursement Agreement dated as of June 18, 1996, by and among Holding, the Trustee and First Trust of New York, National Association, as Escrow Agent (filed as Exhibit 4.4 to the Form S-4 and incorporated herein by reference)

  4.5 Holding Pledge and Security Agreement dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Collateral Agent (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference)

  4.6 Registration Rights Agreement dated as of June 18, 1996, by and among Holding and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") (filed as Exhibit 4.6 to the Form S-4 and incorporated herein by reference)

 *4.7     BPC Holding Corporation 1996 Stock Option Plan

 *4.8     Form  of Nontransferable  Performance-Based  Incentive  Stock  Option
          Agreement

*10.1 Financing and Security Agreement dated as of January 21, 1997, by and between NationsBank, N.A. and the Company

 10.2 Employment Agreement dated December 24, 1990, as amended, between the Company and Martin R. Imbler ("Imbler") (filed as Exhibit 10.9 to the Form S-1 and incorporated herein by reference)

 10.3 Amendment to Imbler Employment Agreement dated November 30, 1995 (filed as Exhibit 10.6 to the 1995 Form 10-K and incorporated herein by reference)

 10.4 Amendment to Imbler Employment Agreement dated June 30, 1996 (filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference)

 10.5 Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

 10.6 Amendment to Beeler Employment Agreement dated November 30, 1995 (filed as Exhibit 10.8 to the 1995 Form 10-K and incorporated herein by reference)

 10.7 Amendment to Beeler Employment Agreement dated June 30, 1996 (filed as Exhibit 10.7 to the Form S-4 and incorporated herein by reference)

 10.8 Employment Agreement dated December 24, 1990, as amended, between the Company and Douglas E. Bell ("Bell") (filed as Exhibit 10.11 to the Form S-1 and incorporated herein by reference)

 10.9 Amendment to Bell Employment Agreement dated November 30, 1995 (filed as Exhibit 10.10 to the 1995 Form 10-K and incorporated herein by reference)

 10.10    Amendment to Bell Employment  Agreement dated June 30, 1996 (filed as
          Exhibit 10.10 to the Form S-4 and incorporated herein by reference)

 10.11 Employment Agreement dated December 24, 1990, as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit
          10.12 to the Form S-1 and incorporated herein by reference)

 10.12 Amendment to Kratochvil Employment Agreement dated November 30, 1995 (filed as Exhibit 10.12 to the 1995 Form 10-K and incorporated herein by reference)

 10.13 Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

 10.14 Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

 10.15 Amendment to Boots Employment Agreement dated November 30, 1995 (filed as Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

 10.16    Amendment to Boots Employment Agreement dated June 30, 1996 (filed as
          Exhibit 10.16 to the Form S-4 and incorporated herein by reference)

 10.17 Guaranty dated as of February 12, 1992, by the Company in favor of the City of Iowa Falls, Iowa, The First National Bank of Boston and certain other parties named therein (filed as Exhibit 10.14 to the Form S-1 and incorporated herein by reference)

 10.18 Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

 10.19 Loan and Trust Agreement dated as of August 30, 1988, as amended, among the City of Iowa Falls, Iowa, Berry Iowa, the First National Bank of Boston, as Trustee, and Canadian Imperial Bank of Commerce (New York) (filed as Exhibit 10.19 to the Form S-1 and incorporated herein by reference)

*10.20 Irrevocable Standby Letter of Credit of NationsBank, N.A. dated March 12, 1997

 10.21    Letter  of  Credit of Fleet National Bank of  Connecticut  (filed  as
          Exhibit 10.26 to the 1995 Form 10-K and incorporated herein by reference)

 10.22 Purchase Agreement dated as of June 12, 1996, between Holding and DLJ relating to the 12.5% Senior Secured Notes due 2006 (filed as Exhibit
          10.22 to the Form S-4 and incorporated herein by reference)

 10.23 Stockholders Agreement dated as of June 18, 1996, among Holding, Atlantic Equity Partners International II, L.P., CVCA and the other parties thereto (filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference)

 10.24 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 1) (filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference)

 10.25 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 2) (filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference)

 10.26 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company
          (Warrant No. 3) (filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference)

 10.27 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company
          (Warrant No. 4) (filed as Exhibit 10.27 to the Form S-4 and incorporated herein by reference)

 10.28 Amended and Restated Stockholders Agreement dated June 18, 1996, among Holding and certain stockholders of Holding (filed as Exhibit
          10.28 to the Form S-4 and incorporated herein by reference)

 10.29 Second Amended and Restated Management Agreement dated June 18, 1996, between First Atlantic Capital, Ltd. and the Company (filed as
          Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

*21       List of Subsidiaries

*27       Financial Data Schedule


*  Filed herewith.