Form 10-Q
period 1997-03-29
BERRY PLASTICS CORP
filed 1997-05-13
CIK 919463

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

                                      or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

    Commission File Number 33-75706, 33-75706-01; 33-75706-02, 33-75706-03

                          BERRY PLASTICS CORPORATION
                            BPC HOLDING CORPORATION
                            BERRY IOWA CORPORATION
                          BERRY TRI-PLAS CORPORATION
             (Exact name of registrant as specified in its charter)

  DELAWARE                                              35-1814673
(State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

  101 OAKLEY STREET, EVANSVILLE, INDIANA            47710
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF MARCH 29, 1997
     Class A - Voting - $.01 Par Value         91,000
     Class A - Nonvoting - $.01 Par Value     259,000
     Class B - Voting - $.01 Par Value        145,001
     Class B - Nonvoting - $.01 Par Value      54,779
     Class C - Nonvoting - $.01 Par Value      16,981

                   BPC HOLDING CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 29, 1997




                                                          PAGE NO.
Part I. Financial Information

      Item 1. Financial Statements
            Consolidated Balance Sheets                        3
            Consolidated Statements of Operations              5
            Consolidated Statement of Changes in Stockholders'
               Equity (Deficit)                                6
            Consolidated Statements of Cash Flows              7
            Notes to Consolidated Financial Statements         8


      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     13

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                15

SIGNATURE                                                     16

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                  MARCH 29,                   December 28,
		                                                   1997                        1996
                                               --------------	               --------------
                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                       $  2,672                      $ 10,192
    Accounts receivable (less  allowance  for
     doubtful accounts                                30,339                        17,642
     of $764 and $618)
    Inventories:
     Finished goods                                   15,689                         9,100
     Raw materials and supplies                        4,260                         3,945
     Custom molds                                      1,118                           562
                                               --------------	               --------------
                                                      21,067                        13,607
    Prepaid expenses and other receivables               861                           957
    Income taxes recoverable                             436                           436
                                               --------------	               --------------
  Total current assets                                55,375                        42,834

  Assets held in trust                                30,593                        30,188

  Property and equipment:
     Land                                              5,211                         4,598
     Buildings and improvements                       23,925                        18,290
     Machinery, equipment and tooling                 92,745                        79,043
     Automobiles and trucks                              712                           639
     Construction in progress                          5,824                         3,476
                                               --------------	               --------------
                                                     128,417                       106,046
     Less accumulated depreciation                    53,822                        50,382
                                               --------------	               --------------
                                                      74,595                        55,664
  Intangible assets:
     Excess of cost over net assets acquired          11,872                         4,273
     Deferred financing and origination fees          10,374                         9,912
     Covenants not to compete                            464                            40
     Deferred acquisition costs                           16                           527
                                               --------------	               --------------
                                                      22,726                        14,752
  Deferred income taxes                                2,312                         2,003
  Other                                                  575                           357
                                               --------------	               --------------
  Total assets                                      $186,176                      $145,798
                                               ==============	               ==============

                   BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                           (In Thousands of Dollars)

                                                   MARCH 29,                   DECEMBER 28,
                                                    1997                           1996
                                               --------------	               --------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
     Accounts payable                              $  13,293                     $  12,877
     Accrued expenses and other liabilities            7,093                         4,676
     Accrued interest                                  9,865                         3,286
     Employee compensation and payroll taxes           5,054                         5,230
     Income taxes                                        257                           117
     Current portion of long-term debt                 3,743                           738
                                               --------------	               --------------
  Total current liabilities                           39,305                        26,924
  Long-term debt, less current portion               245,817                       215,308
  Accrued dividends on preferred stock                 1,640                         1,116
                                               --------------	               --------------
                                                     286,762                       243,348
  Stockholders' equity (deficit):
   Preferred  stock; 1,000,000 shares authorized;
      600,000 shares  issued and outstanding
      (net of discount of $3,282 and $3,355)          11,289                        11,216
   Class A Common Stock; $.01 par value:
       Voting; 500,000 shares authorized;
       91,000 shares issued and outstanding                1                             1
       Nonvoting; 500,000 shares authorized;
       259,000 shares issued and outstanding               3                             3
   Class B Common Stock; $.01 par value:
       Voting; 500,000 shares authorized;
       145,001 shares issued and outstanding               1                             1
       Nonvoting;  500,000  shares authorized;
       54,779 shares issued and outstanding                1                             1
   Class C Common Stock; $.01 par value:
       Nonvoting;  500,000  shares authorized;
       16,981 shares issued and outstanding                -                             -
   Treasury stock:  239 shares                           (22)                          (22)
   Additional paid-in capital                         51,157                        51,681
   Warrants                                            3,511                         3,511
   Retained earnings (deficit)                      (166,527)                     (163,942)
                                               --------------	               --------------
Total stockholders' equity (deficit)                (100,586)                      (97,550)

                                               --------------	               --------------
Total liabilities and stockholders' equity         $ 186,176                     $ 145,798
                                               ==============	               ==============
(deficit)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
               (In Thousands of Dollars, Except Per Share Data)

                                                           THIRTEEN WEEKS ENDED
                                                    MARCH 29,                  MARCH 30,
                                                     1997                        1996
                                               --------------	               --------------
                                                                 (UNAUDITED)
Net sales                                           $49,007                       $34,996
Cost of goods sold                                   38,396                        25,119
                                               --------------	              --------------
Gross margin                                         10,611                         9,877
Operating expenses:
    Selling                                           2,357                         1,672
    General and administrative                        2,605                         3,187
    Research and development                            236                           207
    Amortization of intangibles                         278                            99
    Other                                               831                           336
                                               --------------	              --------------
Operating income                                      4,304                         4,376
Other income and expense:
  Gain on disposal of property and equipment              -                           (42)
                                               --------------	              --------------
Income before interest and income taxes               4,304                         4,418
Interest:
  Expense                                            (7,808)                       (3,448)
  Income                                                447                            68
                                               --------------	              --------------
Income (loss) before income taxes                    (3,057)                        1,038
Income taxes (credit)                                  (472)                          397
                                               --------------	              --------------
Net income (loss)                                    (2,585)                          641
Preferred stock dividends                              (524)                            -
                                               --------------	              --------------
Net income(loss)attributable to common
   shareholders                                  $   (3,109)                     $    641
                                               ==============               ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                      ADDITIONAL              RETAINED
                                      COMMON STOCK ISSUED      PREFERRED  TREASURY     PAID-IN                EARNINGS
                                   CLASS A   CLASS B  CLASS C    STOCK      STOCK      CAPITAL  WARRANTS      (DEFICIT)    TOTAL
                                   -------   -------  -------   -------    -------     -------  --------      --------    --------
Balance at December 28, 1996         $  4      $  2      $ -    $11,216    $  (22)     $51,681    $ 3,511    $(163,942)   $(97,550)
Net loss                                -         -        -          -          -           -          -       (2,585)     (2,585)
Accrued   dividends   on  preferred     -         -        -          -          -        (524)         -            -        (524)
stock
Amortization   of  preferred  stock     -         -        -         73          -           -          -            -          73
discount
                                   -------   -------  -------   -------    -------     -------  --------      --------    --------
Balance at March 29, 1997            $  4      $  2      $ -    $11,289    $   (22)    $51,157    $ 3,511    $(166,527)  $(100,586)
                                   =======   =======  =======   =======    =======     =======   =======      =========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

            BPC Holding Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                               THIRTEEN WEEKS ENDED
                                                      MARCH 29,                    MARCH 30,
                                                         1997                         1996
                                                     ----------                     --------
                                                                    (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                    $  (2,585)                       $  641
Adjustments to reconcile net income (loss) to net
cash provided y (used for) operating activities:
  Depreciation and amortization                          3,773                        2,589
  Non-cash interest expense                                356                          232
  Write off of financing fees                              390                            -
  Gain on sale of property and equipment                     -                          (42)
  Deferred income taxes                                   (707)                         128
  Changes in operating assets and liabilities:
    Accounts receivable, net                            (9,373)                      (2,408)
    Inventories                                          1,781                       (2,055)
    Prepaid expenses and other receivables                 162                          657
    Accounts payable and accrued expenses                  320                          273
    Other assets                                            26                           (5)
                                                     ----------                     --------
Net cash provided by (used for) operating               (5,857)                          10
activities

INVESTING ACTIVITIES
Additions to property and equipment                     (2,497)                      (2,482)
Proceeds from disposal of property and equipment             -                           42
Purchase of PackerWare Corporation                     (28,190)                           -
Purchase of Container Industries, Inc.                  (2,878)                           -
Purchase of the Alpha drink cup product line                 -                         (625)
Acquisition costs                                            -                          (66)
                                                     ----------                     --------
Net cash used for investing activities                 (33,565)                      (3,131)

FINANCING ACTIVITIES
Proceeds from term loan borrowings                      27,000                            -
Proceeds from borrowings on revolving line of            6,550                            -
credit
Payment of refinancing fees                             (1,186)                            -
Interest income recorded on assets held in trust          (405)                            -
Exercise of management stock options                         -                           185
Payments on capital lease                                  (57)                          (52)
                                                     ----------                     --------
Net cash provided by financing activities               31,902                           133
                                                     ----------                     --------
Net decrease in cash and cash equivalents               (7,520)                       (2,988)
Cash and cash equivalents at beginning of period        10,192                         8,035
                                                     ----------                     --------
Cash and cash equivalents at end of period          $    2,672                    $    5,047
                                                     ==========                     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries

           Notes to Consolidated Financial Statements
                           (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: PackerWare Corporation, Berry Iowa Corporation; Berry Tri-Plas Corporation; Berry Sterling Corporation, and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended December 28, 1996 and information included in the Company's Form S-4 filed with the Securities and Exchange Commission on August 28, 1996.


2.  COMPANY RECAPITALIZATION

On June 18, 1996, BPC Mergerco, Inc. ("Mergerco"), a company organized by Atlantic Equity Partners International II, L.P., Chase Venture Capital Associates, L.P., certain other institutional investors and management, effected the acquisition of a majority of the outstanding capital stock of Holding by way of merger with Holding, with Holding being the surviving corporation (the "Transaction"). Sources of funds for the new capital structure included the issuance of $55.0 million of common stock, $15.0 million of preferred stock and warrants to purchase common shares of Holding, $105.0 million of 12.5% Senior Secured Notes (the "Notes") described below, and exercise of management stock options of approximately $0.9 million. Approximately $125.2 million of the proceeds were used for rollover investments and purchase of equity interests, and the remaining proceeds were used to make payments of approximately $4.5 million to public warrant holders, to establish an escrow account of $35.6 million to pay the first three years' interest on the Notes, to make deferred payments to certain holders of stock options of approximately $2.5 million, to pay fees and expenses related to the transaction of approximately $7.7 million, and $0.4 million was held in cash.

In connection with the Transaction, Holding retired its old Class A and Class B common stock and authorized the creation of 500,000 shares each of new Class A voting and non-voting common stock, 500,000 shares each of new Class B voting and non-voting common stock, and 500,000 shares of new Class C non-voting common stock.

3.  ISSUANCE OF SENIOR SECURED NOTES

In connection with the Transaction mentioned above, Holding completed a 144A private placement of $105.0 million of Senior Secured Notes due 2006 (the "Old Notes"). On October 9, 1996, Holding consummated an exchange offer whereby the Old Notes were exchanged for 12.5% Series B Senior Secured Notes due 2006 (the "Notes"). The terms of the Notes are identical in all material respects to the Old Notes, except that the Notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer and do not contain certain provisions providing for the payment of liquidated damages to the holders of the Old Notes under certain circumstances relating to the registration of the Old Notes, which provisions terminated upon the consummation of the exchange of the Old Notes for the Notes. The Notes bear interest at 12.5% and mature on June 15, 2006. These Notes are senior secured obligations of Holding and are secured by a first priority pledge of all shares of outstanding capital stock of Berry. Except as provided below, interest on the Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year.

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


4.  ACQUISITIONS

On January 17, 1997, Berry acquired substantially all of the assets of Container Industries, Inc. ("Container Industries") of Pacoima, California for $2.9 million. The purchase was funded out of operating funds. The operations of Container Industries are included in Berry's operations from the acquisition date using the purchase method of accounting.

On January 21, 1997, Berry acquired PackerWare Corporation ("PackerWare"), a Kansas corporation, for aggregate consideration of approximately $28.2 million and merged PackerWare with and into a newly-formed, wholly-owned subsidiary of Berry. The purchase was primarily financed through the New Credit Facility (see Note 5). The operations of PackerWare are included in Berry's operations from the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries and PackerWare acquisitions occurred on December 31, 1995.

                                         THIRTEEN WEEKS ENDED
                                            MARCH 30, 1996
                                            --------------
Net sales                                      $ 46,656
Income before income taxes                          403
Net income                                          250

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

1. REFINANCING OF REVOLVING CREDIT FACILITY

Concurrent with the acquisition of PackerWare (see Note 4), Berry entered into a financing and security agreement with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "New Credit Facility"). The indebtedness under the New Credit Facility is guaranteed by Holding and Berry's subsidiaries. The New Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The New Credit Facility provides Berry with a $21.0 million revolving line of credit, subject to a borrowing base formula, a $27.0 million term loan facility and a $12.0 million standby letter of credit to support Berry's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds. Berry borrowed all $27.0 million of the term loan facility to finance the PackerWare acquisition.

The New Credit Facility matures January 21, 2002 unless previously terminated by Berry or by the lenders upon an Event of Default as defined in the New Credit Facility. Interest on borrowings on the New Credit Facility will be based on the lender's base rate plus 1.0% or LIBOR plus 2.5%, at Berry's option (subject to reductions based on the performance of the Company).

2. LONG-TERM DEBT

Long-term debt consists of the following:

                                               MARCH 29,                   DECEMBER 28,
                                                 1997                          1996
                                              -----------               ---------------
Holding 12.50% Senior Secured Notes            $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes          100,000                       100,000
Term loan                                        27,000                             -
Revolving line of credit                          6,550                             -
Nevada Industrial Revenue Bonds                   5,500                         5,500
Iowa Industrial Revenue Bonds                     5,400                         5,400
Capital lease obligation                            728                           785
Debt discount                                      (618)                         (639)
                                              -----------               ---------------
                                                249,560                       216,046
Less current portion of long-term debt            3,743                           738
                                              -----------               ---------------
                                               $245,817                      $215,308
                                              ===========               ===============


The current portion of long-term debt is limited to $3.0 million of quarterly installments to the term loan, a $0.5 million repayment of the industrial revenue bonds and the monthly principal payments related to a capital lease obligation. Berry also maintains the $21.0 million revolving line of credit with NationsBank, N.A. (see Note 5). Based on the borrowing formula as of March 29, 1997, Berry had approximately $13.8 million of additional available credit under the NationsBank, N.A. credit line.


7.  PATENT INFRINGEMENT LITIGATION

On April 25, 1996, in connection with the patent infringement lawsuit filed by Berry Sterling Corporation against Pescor Plastics, Inc., the United States District Court for the Eastern District of Virginia entered an order that held that Berry Sterling's patent for the design of a drink cup was not valid. Berry Sterling is currently appealing this ruling.


8.  WINCHESTER PLANT CONSOLIDATION

On  September 16, 1996 Berry announced the consolidation of its  Winchester,
Virginia   production   facility   with  other  Berry  locations,  including
Charlotte, North Carolina, Evansville, Indiana and Iowa Falls, Iowa.

9.  BERRY PLASTICS CORPORATION SUMMARY FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation and subsidiaries.

                                         MARCH 29, 1997           December 28, 1996
                                         --------------           -----------------
BALANCE SHEETS
   Current assets                           $54,980                     $  42,445
   Property and equipment - net of
     accumulated depreciation                74,595                        55,664
   Other noncurrent assets                   19,922                        12,046
                                          ---------                      --------
   Total assets                           $ 149,497                      $110,155
                                          =========                      ========

   Current liabilities                     $ 35,175                      $ 26,220
   Noncurrent liabilities                   143,621                       113,112
   Stockholders' equity (deficit)           (29,299)                      (29,177)
                                          ---------                      --------
   Total liabilities and stockholders'
   equity (deficit)                        $149,497                      $110,155
                                          =========                      ========


                                                     THIRTEEN WEEKS ENDED
                                         MARCH 29, 1997                MARCH 30, 1996
                                         --------------                --------------
   STATEMENTS OF OPERATIONS
   Net sales                            $    49,007                   $   34,996
   Cost of goods sold                        38,396                       25,119
   Operating income                           4,377                        4,710
   Income before income taxes                    34                        1,036
   Net income (loss)                           (122)                         639


3. PROPOSED TRANSACTION

On May 13, 1997 Berry acquired substantially all of the assets of Virginia Design Packaging Corp. for a total purchase price of approximately $11.1 million (net of transaction costs). The purchase was financed through an amendment to the NationsBank credit facility to increase the amount of funds available thereunder.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 29, 1997 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 30, 1996 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $14.0 million, or 40%, to $49.0 million for the Quarter from $35.0 million for the Prior Quarter, including an approximate 4% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. The increase in net sales was attributed to a combination of the addition of PackerWare net sales of $11.3 million, higher aerosol overcap sales of $1.2 million, higher drink cup sales of $0.9 million and higher container sales of $0.3 million. Sales of custom products also increased $0.3 million.

      GROSS MARGIN. Gross margin increased by $0.7 million to $10.6 million for the Quarter from $9.9 million for the Prior Quarter. This increase of 7% included the combined impact of the added PackerWare sales volume, and the cyclical impact of higher raw material costs compared to the Prior Quarter. Additionally, the Evansville plant incurred additional plant overhead costs associated with supporting expanded injection molding capacity and capabilities.

      OPERATING EXPENSES. Selling expenses increased by $0.7 million to $2.4 million for the Quarter from $1.7 million for the Prior Quarter principally as a result of expanded sales coverage and increased product development and marketing expenses. General and administrative expenses decreased by $0.6 million to $2.6 million for the Quarter from $3.2 million for the Prior Quarter due to the consolidation of the Winchester plant in late 1996, a reduction in patent litigation expense, and a reduction in accrued management bonuses. During the Quarter, one-time transition expenses for the PackerWare and Container Industries acquisitions were $0.5 million, and costs associated with the shutdown of the Winchester facility were $0.3 million. In the Prior Quarter, the transition of the Tri-Plas business resulted in an expense of $0.3 million.

      INTEREST EXPENSE. Interest expense increased $4.4 million to $7.8 million for the Quarter compared to $3.4 million for the Prior Quarter due to the issuance of Senior Secured Notes in June 1996 (see Note 3).

      INCOME TAX. For the Quarter, the Company had an income tax benefit of $0.5 million compared to an income tax expense of $0.4 million for the Prior Quarter. Primary reconciling items between taxes computed at the Federal statutory rate and taxes computed for book purposes include state income taxes and amortization of goodwill not deductible for tax purposes.

      NET INCOME (LOSS) AND EBITDA. Net loss for the Quarter of $2.6 million decreased $3.2 million from net income of $0.6 million for the Prior Quarter for the reasons discussed above and the incurrance of $0.4 million of expense related to bank refinancing required for the PackerWare acquisition. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, one-time transition expenses related to the PackerWare acquisition and the shutdown of the Winchester, Virginia facility, was $8.9 million for the Quarter compared to $7.3 million for the Prior Quarter.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash used for operating activities was $5.9 million through the Quarter, an increase of $5.9 million from the $0.0 of the Prior Quarter. This change includes a reduction in accounts payable of approximately $3.5 million resulting from a discounting program with a key supplier and other working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) associated with the seasonality of PackerWare's operations.

Capital spending of $2.5 million included $1.4 million for molds and molding machines, $0.1 for printing-related equipment, and $1.0 million for building and accessory equipment. Additionally, Berry purchased both PackerWare and Container Industries (see Note 2). Berry currently intends to finance capital spending through cash flow from operations, existing cash balances, and cash available under the NationsBank revolving credit agreement.

At  March 29, 1997, the Company's cash balance was $2.7 million,  and  Berry
had  unused   borrowing  capacity  under  the  New  Credit  Facility's
borrowing base of approximately $13.8 million.

      PART II.  OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             One report on Form 8-K and one report on Form 8-K/A were filed by Berry on February 4, 1997 and April 7, 1997, respectively. Under Item 2 on Form 8-K, Acquisition or Disposition of Assets, Berry reported the consummation of the PackerWare acquisition. No financial statements were included in the Form 8-K.

             Under Item 7 on Form 8-K/A, Financial Statements and ProForma Financial Information and Exhibits, Berry reported financial statements and pro forma financial information related to the PackerWare acquisition.

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


                                Berry Plastics Corporation
                                BPC Holding Corporation
                                Berry Iowa Corporation
                                Berry Tri-Plas Corporation

May 13, 1997



                                /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Vice President, Chief Financial Officer,
                                  Treasurer and Secretary of Berry
                                  Plastics Corporation and its
                                  Subsidiaries (Principal Financial
                                  and Accounting Officer)




16