Form 10-Q/A
period 1997-09-27
BERRY PLASTICS CORP
filed 1997-11-14
CIK 919463

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

                                FORM 10-Q/A INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997




                                                          PAGE NO.
                                                          --------
Part I. Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                      3
              Consolidated Statements of Operations            5
              Consolidated Statement of Changes in
                Stockholders' Equity (Deficit)                 6
              Consolidated Statements of Cash Flows            7
              Notes to Consolidated Financial Statements       8

SIGNATURE                                                     14

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                  SEPTEMBER 27,          DECEMBER 28,
                                                      1997                  1996
                                                 --------------         --------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  2,442               $ 10,192
  Accounts receivable (less
    allowance for doubtful
    accounts of $1,193 and $618)                      34,770                 17,642
  Inventories:
    Finished goods                                    20,151                  9,100
    Raw materials and supplies                         6,835                  3,945
    Custom molds                                       2,355                    562
                                                  -----------            -----------
                                                      29,341                 13,607
  Prepaid expenses and other receivables               1,795                    957
  Income taxes recoverable                                36                    436
                                                  -----------            -----------
Total current assets                                  68,384                 42,834

Assets held in trust                                  25,136                 30,188

Property and equipment:
  Land                                                 5,776                  4,598
  Buildings and improvements                          32,307                 18,290
  Machinery, equipment and tooling                   124,932                 79,043
  Automobiles and trucks                               1,139                    639
  Construction in progress                             6,679                  3,476
                                                  -----------            -----------
                                                     170,833                106,046
  Less accumulated depreciation                       61,413                 50,382
                                                  -----------            -----------
                                                     109,420                 55,664

Intangible assets:
  Excess of cost over net assets acquired             30,702                  4,273
  Deferred financing and origination fees             11,209                  9,912
  Covenants not to compete                             2,367                     40
  Deferred acquisition costs                             355                    527
                                                  -----------            -----------
                                                      44,633                 14,752
Deferred income taxes                                  2,003                  2,003
Other                                                  1,332                    357
                                                  -----------            -----------
Total assets                                        $250,908               $145,798
                                                  ===========            ===========

                   BPC Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (continued)
                           (In Thousands of Dollars)

                                                  SEPTEMBER 27,          DECEMBER 28,
                                                      1997                  1996
                                                 --------------         --------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                 $  18,456              $  12,877
  Accrued expenses and other liabilities              13,325                  4,676
  Accrued interest                                     9,732                  3,286
  Employee compensation and payroll taxes              7,848                  5,230
  Income taxes                                           141                    117
  Current portion of long-term debt                    5,113                    738
                                                  -----------            -----------
Total current liabilities                             54,615                 26,924
Long-term debt, less current portion                 294,623                215,308
Accrued dividends on preferred stock                   2,873                  1,116
Other deferred liabilities                               716                      -
                                                  -----------            -----------
Total liabilities                                    352,827                243,348

Stockholders' equity (deficit):
  Class A Preferred Stock; 800,000 shares
    authorized; 600,000 shares issued and
    outstanding (net of discount of
    $3,137 and $3,355)                                11,435                 11,216
  Class B Preferred Stock; 200,000 shares
    authorized, issued and outstanding                 5,000                      -
  Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;
     91,000 shares issued and outstanding                  1                      1
     Nonvoting; 500,000 shares authorized;
     259,000 shares issued and outstanding                 3                      3
  Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized;
     145,001 shares issued and outstanding                 1                      1
  Nonvoting;  500,000  shares authorized;
     57,788 shares issued and outstanding                  1                      1
  Class C Common Stock; $.01 par value:
     Nonvoting;  500,000  shares authorized;
     16,981 shares issued and outstanding                  -                      -
  Treasury stock:  239 shares                            (22)                   (22)
  Additional paid-in capital                          50,249                 51,681
  Warrants                                             3,511                  3,511
  Retained earnings (deficit)                       (172,098)              (163,942)
                                                  -----------            -----------
Total stockholders' equity (deficit)                (101,919)               (97,550)
                                                  -----------            -----------
Total liabilities and stockholders'
  equity (deficit)                                $  250,908              $ 145,798
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
  Loss (gain) on disposal of
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
                                       =============================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BPC Holding Corporation and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                           (In Thousands of Dollars)
                                  (Unaudited)


                              COMMON STOCK ISSUED       PREFERRED STOCK            ADDITIONAL              RETAINED
                           --------------------------- ----------------- TREASURY    PAID-IN                 EARNINGS
                           CLASS A   CLASS B  CLASS C   CLASS A CLASS B   STOCK      CAPITAL    WARRANTS    (DEFICIT)      TOTAL
                           -----------------------------------------------------------------------------------------------------
Bal at Dec. 28, 1996       $  4      $  2      $ -     $11,216  $     -  $  (22)    $51,681    $ 3,511    $(163,942)  $  (97,550)
Net loss                      -         -        -           -        -       -           -          -       (8,156)      (8,156)
Accrued dividends on
  preferred stock             -         -        -           -        -       -      (1,757)         -            -       (1,757)
Amortization of
  preferred stock
  discount                    -         -        -         219        -       -           -          -            -          219
Common stock
  issued                      -         -        -           -                -         325          -            -          325
Preferred stock
  issued                      -         -        -           -    5,000       -           -          -            -        5,000
                          -------------------------------------------------------------------------------------------------------
Bal at Sept. 27, 1997      $  4      $  2      $ -     $11,435  $ 5,000  $  (22)   $ 50,249    $ 3,511    $(172,098)   $(101,919)
                          =======================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BPC HOLDING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 THIRTY-NINE WEEKS ENDED
                                                     ------------------------------------------------
                                                      SEPTEMBER 27, 1997          SEPTEMBER 28, 1996
                                                     ------------------------------------------------
                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                 $  (8,156)                  $  (537)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization                            12,622                     8,223
    Non-cash interest expense                                 1,139                       846
    Write off of financing fees                                 390                         -
    Non-cash compensation                                         -                       358
    Loss (gain) on sale of property and equipment                89                       (23)
    Deferred income taxes                                         -                        18
    Changes in operating assets and liabilities:
      Accounts receivable, net                               (8,724)                   (4,869)
      Inventories                                             2,883                    (2,529)
      Prepaid expenses and other receivables                    (83)                      (64)
      Accounts payable and accrued expenses                   1,537                     8,644
      Other assets                                              209                        (5)
                                                        ------------              ------------
Net cash provided by operating activities                     1,906                    10,062


INVESTING ACTIVITIES
Additions to property and equipment                          (8,795)                   (9,614)
Proceeds from disposal of property and equipment              1,092                        43
Purchase of PackerWare Corporation                          (28,190)                        -
Purchase of Container Industries, Inc.                       (2,879)                        -
Purchase of Virginia Design Packaging Corp.                 (11,129)                        -
Purchase of Venture Packaging, Inc.                         (38,675)                        -
Purchase of the Alpha drink cup product line                      -                      (790)
                                                        ------------              ------------
Net cash used for investing activities                      (88,576)                  (10,361)


FINANCING ACTIVITIES
Proceeds from term loan borrowings                           60,280                         -
Proceeds from borrowings on revolving line of credit         19,016                         -
Payments on long-term borrowings                             (2,815)                     (500)
Payment of refinancing fees                                  (1,971)                        -
Payment of bond consent fee                                    (790)                        -
Payment on capital lease                                       (176)                     (161)
Exercise of management stock options                              -                     1,130
Proceeds from senior secured notes                                -                   105,000
Proceeds from issuance of common stock                          324                    52,797
Proceeds from issuance of preferred stock and warrants            -                    14,572
Rollover investments and share repurchases                        -                  (125,219)
Assets held in trust                                              -                   (35,600)
Net payments to public warrant holders                            -                    (4,502)
Debt issuance costs                                               -                    (5,369)
Interest applied to assets held in trust                      5,052                      (560)
                                                        ------------              ------------
Net cash provided by financing activities                    78,920                     1,588
                                                        ------------              ------------
Net increase (decrease) in cash and cash equivalents         (7,750)                    1,289
Cash and cash equivalents at beginning of period             10,192                     8,035
                                                        ------------              ------------
Cash and cash equivalents at end of period               $    2,442                $    9,324
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


                                  THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                        ----------------------------------------------------------------------------
                        SEPTEMBER 27,         SEPTEMBER 28,        SEPTEMBER 27,      SEPTEMBER 28,
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

9.  BERRY PLASTICS CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                      SEPTEMBER 27,             DECEMBER 28,
                                           1997                     1996
                                    ----------------         ----------------
                                                  (In thousands)
BALANCE SHEETS
Current assets                         $   67,682               $   42,445
Property and equipment - net of
  accumulated depreciation                109,420                   55,664
Other noncurrent assets                    43,268                   12,046
                                      ------------             ------------
Total assets                            $ 220,370                $ 110,155
                                      ============             ============

Current liabilities                    $   50,491               $   26,220
Noncurrent liabilities                    198,144                  113,112
Stockholders' equity (deficit)            (28,265)                 (29,177)
                                      ------------             ------------
Total liabilities and stockholders'
  equity (deficit)                     $  220,370               $  110,155
                                      ============             ============


                                       THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                ----------------------------------     -------------------------------------
                                 SEPTEMBER 27,      SEPTEMBER 28,          SEPTEMBER 27,      SEPTEMBER 28,
                                     1997              1996                    1997              1996
                                ---------------     --------------     ------------------     --------------
                                         (In thousands)                            (In thousands)
STATEMENTS OF OPERATIONS
Net sales                        $   58,780          $   39,794           $   164,715          $   113,666
Cost of goods sold                   46,887              29,377               129,054               81,848
Operating income                      4,242               5,538                14,372               16,406
Income (loss) before income taxes      (399)              2,102                 1,014                6,067

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

November 14, 1997



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