Form 10-K
period 1997-12-27
BERRY PLASTICS CORP
filed 1998-03-24
CIK 919463

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                         FORM 10-K

(Mark One)
[X]  Annual  report  pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended
      DECEMBER 27, 1997
                                          or
[  ] Transition report  pursuant  to  Section  13  or  15(d)  of the Securities
       Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to

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

   Other than with respect to BPC Holding Corporation ("Holding"), none of the voting stock of any registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of Holding, however, Holding estimates the market value of its voting stock that is held by non-affiliates to be $951,600.

   As of March 20, 1998, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 145,001 shares of Class B Voting Common Stock; 57,788 shares of Class B Nonvoting Common Stock; and 16,981 shares of Class C Nonvoting Common Stock. As of March 20, 1998 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, and 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                         None

                          BERRY PLASTICS CORPORATION
                            BPC HOLDING CORPORATION
                            BERRY IOWA CORPORATION
                          BERRY TRI-PLAS CORPORATION

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                               TABLE OF CONTENTS


                                                                          PAGE


                                    PART I


Item 1.     Business.....................................................    3
Item 2.     Properties...................................................   13
Item 3.     Legal Proceedings...........................................    13
Item 4.     Submission of Matters to a Vote of Security Holders.........    13



                                    PART II


Item 5.     Market for Registrant's  Common  Equity and Related
                 Stockholder Matters....................................    14
Item 6.     Selected Financial Data.....................................    16
Item 7.     Management's Discussion and Analysis  of  Financial  Condition
                 and Results of Operations..............................    17
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...    21
Item 8.     Financial Statements and Supplementary Data.................    22
Item 9.     Changes  in  and Disagreements with Accountants on Accounting
                 and Financial Disclosure...............................    22



                                   PART III


Item 10.    Directors and Executive Officers of the Registrants.........    23
Item 11.    Executive Compensation......................................    26
Item 12.    Security  Ownership  of  Certain  Beneficial Owners and
                  Management............................................    30
Item 13.    Certain Relationships and Related Transactions..............    31



                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...........................................    34

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  BPC Holding Corporation ("Holding"), is the parent of Berry Plastics Corporation ("Berry" or the "Company"), which is a leading domestic manufacturer and marketer of plastic packaging products focused on four key markets: aerosol overcaps, rigid open-top containers, drink cups and housewares. The Company had net sales of $227.0 million in fiscal 1997, $151.1 million in fiscal 1996 and $140.7 million in fiscal 1995. Within each of these markets, the Company concentrates on manufacturing value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching capabilities and sophisticated multi-color printing capabilities. The Company believes that it is the largest supplier of aerosol overcaps in the United States, with sales of over 1.4 billion overcaps in 1997. Berry also believes that it is the largest domestic supplier of thinwall, child-resistant and pry-off open top containers. Berry has utilized its national sales force and existing molding and printing capacity at multiple-plant locations to become a leader in the plastic drink cup market, which includes the Company's 32 ounce and 44 ounce DT cups, which fit in standard vehicle cup holders. The Company entered the housewares market (which includes the lawn and garden market) for semi-disposable plastic products, sold primarily to national retail marketers, as a result of the acquisition of PackerWare Corporation ("PackerWare") in January 1997. For the 1997, 1996 and 1995 fiscal years, aerosol overcaps accounted for approximately 21%, 33% and 31%, respectively, of total net sales; open-top containers accounted for approximately 49%, 53% and 51%, respectively, of total net sales; drink cups accounted for approximately 17%, 9% and 12%, respectively; and housewares accounted for approximately 8% of total net sales for fiscal 1997.

  The Company supplies aerosol overcaps for a wide variety of commercial and consumer products. Similarly, the Company's containers are used for packaging a broad spectrum of commercial and consumer products. The Company's plastic drink cups are sold primarily to fast food restaurants, convenience stores, stadiums, table top restaurants and retail. The Company sells houseware products, primarily seasonal, semi-disposable housewares and lawn and garden items, to major retail marketers as a result of its acquisition of PackerWare in January 1997. Berry's customer base is comprised of over 4,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 19% of the Company's fiscal 1997 net sales, and no customer accounted for more than 4% of net sales.

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

HISTORY

  Imperial Plastics, the Company's predecessor, was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry. The Company acquired substantially all of the assets (the "Mammoth Acquisition") of the Mammoth Containers division of Genpak Corporation in February 1992, adding plants in Forest City, North Carolina (which was subsequently sold by the Company) and Iowa Falls, Iowa.

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

  In January 1997, the Company acquired PackerWare Corporation of Lawrence, Kansas and certain assets of Container Industries, Inc. of Pacoima, California. In May 1997, Berry Plastics Design Corporation ("Berry Design"), a newly-formed wholly-owned subsidiary of the Company, acquired substantially all of the assets of Virginia Design Packaging Corp. of Suffolk, Virginia. In August 1997, the Company acquired Venture Packaging, Inc. of Monroeville, Ohio. See "The PackerWare Acquisition", "The Container Industries Acquisition", "The Virginia Design Acquisition" and "The Venture Packaging Acquisition" below.

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

THE CONTAINER INDUSTRIES ACQUISITION

  On January 17, 1997, the Company acquired certain assets of Container Industries, Inc. ("Container Industries") of Pacoima, California (the "Container Industries Acquisition") . Container Industries, a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets, had fiscal 1996 net sales of
approximately  $4  million.   Berry  did  not acquire  Container  Industries'
manufacturing facility located in Pacoima; therefore, Berry transferred production to the Company's Henderson, Nevada plant. Management believes the acquisition of Container Industries has provided additional market presence on the west coast, primarily in the pry-off container product line.

THE PACKERWARE ACQUISITION

  On January 21, 1997, the Company acquired PackerWare, a Kansas corporation, for aggregate consideration of approximately $28.1 million (including the payment of outstanding debt of PackerWare) by way of a merger of PackerWare with and into a newly-formed, wholly-owned subsidiary of the Company (the "PackerWare Acquisition"). PackerWare, a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, had fiscal 1996 net sales of approximately $43 million.

  Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and has given the Company immediate penetration into the housewares market. PackerWare's reputation among its major customers for outstanding quality and service is consistent with the customer-oriented goals of Berry. PackerWare's houseware product line is primarily in the seasonal semi-disposable plastic segment of the market, with some sales being in the complimentary lawn and garden segment. Customers for this product line are primarily large retail marketers with national chains. The acquisition also provided the Company with a plant located in Lawrence, Kansas, that is well-situated to service its markets. In addition, the PackerWare Acquisition provided additional product line breadth and market presence to Berry's existing open-top container product line.

THE VIRGINIA DESIGN ACQUISITION

  On May 13, 1997, Berry Plastics Design Corporation, a newly-formed wholly-owned subsidiary of the Company, acquired substantially all the assets of Virginia Design Packaging Corp. of Suffolk, Virginia ("Virginia Design"). Virginia Design, a manufacturer and marketer of injection-molded containers used primarily for food packaging, had fiscal 1996 net sales of approximately $15 million. Management believes that the acquisition of these assets has enhanced the Company's position in the food packaging and food service markets.

THE VENTURE PACKAGING ACQUISITION

  On  August  29,  1997,  the  Company  acquired  Venture  Packaging,  Inc.  of
Monroeville, Ohio ("Venture Packaging"), for aggregate consideration of approximately $43.7 million which included cash, the payment or assumption of indebtedness, and $5.0 million of preferred stock of Holding and warrants to purchase stock of Holding (the "Venture Packaging Acquisition"). Venture Packaging, a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets, had fiscal 1996 net sales of approximately $42 million.

  Management believes that the Venture Packaging Acquisition will strategically assist in marketing the vast product line of open-top containers and lids. Venture Packaging is a leading supplier to the food service industry. The Monroeville, Ohio facility is ideally located to service the large northeastern U.S. market, and Venture Packaging has an excellent reputation for outstanding service. Management believes that their loyal customers will enhance the container division's market position.

  As a result of the acquisition, the Company also acquired the Anderson, South Carolina operations of Venture Packaging. The Company has been in the process of phasing down the operations of this facility and anticipates completion of this process by the end of 1998. The Company does not anticipate that this phase down will have a material effect on the financial operations of the Company. The majority of this business is being relocated to the Charlotte, North Carolina facility. Also, management anticipates that the Evansville, Indiana and Monroeville, Ohio facilities will likely receive a portion of this business.

THE CREDIT FACILITY

  In August 1997, the Company entered into an Amended and Restated Financing and Security Agreement (the "Credit Agreement") with NationsBank, N.A. (the "Agent") for a senior secured line of credit in an aggregate principal amount of approximately $127.2 million (the "Credit Facility"). The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. The Credit Facility amended and restated the facility previously provided by the Agent and certain other lenders.

  COMMITMENT. The Credit Facility provides the Company with a $50.0 million revolving line of credit (including a $5.0 million letter of credit subfacility), subject to a borrowing base formula discussed below, a $28.3 million "A" term loan facility, a $30.0 million "B" term loan facility and an $18.9 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under certain industrial revenue bonds (the "Standby L/C Facility").

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

  BORROWING BASE. The total amount of revolving loans and stated amount of letters of credit (other than under the Standby L/C Facility) that may be outstanding under the Credit Facility is limited to not more than the lesser of
(i) $50 million and (ii) the sum of (A) up to 85% of eligible accounts receivable of the Company and its subsidiaries and (B) the lesser of (x) up to 65% of the amounts of inventory of the Company and its subsidiaries and (y) $25 million, subject, in each case, to certain reserves and limitations set forth in the Credit Agreement.

  INTEREST AND FEES. The lenders under the Credit Facility will be paid commitment fees at a rate of 0.30% per annum on unused commitments and letter of credit fees equal to 2.00% per annum on the aggregate face amount of outstanding letters of credit (including under the Standby L/C Facility). The Company is also obligated to pay a fee, quarterly in arrears, equal to the product of the average outstanding balance of the "B" term loans and .375%; such fee may be reduced based upon the satisfaction of a financial ratio. In addition, the Agent and the lenders will receive such other fees as have been separately agreed upon. Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of the Company, either (i) the Base Rate (which is defined as the higher of the Agent's prime rate and the Federal Funds Rate plus 0.5%) plus .50% or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus 2%. Interest and fees are subject to reductions based upon the satisfaction of certain financial ratios.

  SECURITY. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such persons.

  RESTRICTIVE AND FINANCIAL COVENANTS. The Credit Agreement contains, among other things, covenants restricting the ability of the Company and its subsidiaries to dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates and otherwise restricting corporate activities, including requiring the Company and its subsidiaries to satisfy certain financial ratios.

AEROSOL OVERCAP MARKET

  The Company believes it is the leader in the U.S. market for aerosol overcaps. Approximately one-third of this market consists of national marketers who produce overcaps in-house for their own needs. Management believes that a portion of these in-house producers will increase the outsourcing of their production to high technology, low cost manufacturers, such as the Company, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

  The Company's aerosol overcaps are used in a wide variety of end-use markets including spray paints, household and personal care products, insecticides and a myriad of other commercial and consumer products. Most U.S. manufacturers and contract fillers of aerosol products are customers of the Company for some portion of their needs. In fiscal 1997, no single overcap customer accounted for more than 3% of the Company's total net sales.

  Management believes that, over the years, the Company has developed several significant competitive advantages, including a reputation for outstanding quality, short lead-time requirements, long-standing relationships with major customers, the ability to accurately reproduce over 3,500 colors, proprietary packing technology that minimizes freight cost and warehouse space, high-speed, low-cost molding and decorating capability and a broad product line of proprietary molds. The Company continues to develop new products in the overcap market, including the "spray-thru" line of aerosol overcaps.

  The Company's major competitor in this product line is Knight Engineering. In addition, a number of companies, including several of the Company's customers (e.g., S.C. Johnson, Cheseborough-Ponds and Reckitt & Colman), currently produce aerosol overcaps for their own use.

CONTAINER MARKET

  The Company classifies its containers into six product lines: "thinwall," "child-resistant," "pry-off," "dairy," "polypropylene" and "industrial." Management believes that the Company is the leading U.S. manufacturer in the thinwall, child-resistant and pry-off product lines. Management considers industrial containers to be a commodity market, characterized by little product differentiation and an absence of higher margin niches. The following table describes each of the Company's six product lines.

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


  The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 3% of the Company's total net sales in fiscal 1997.

  Management believes that no other container manufacturer in the U.S. has the breadth of product line offered by the Company. The Company's container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, as well as a wide array of decorating options. In addition to a complete product line, the Company has sophisticated printing capabilities, an in-house graphic arts department, low cost manufacturing capability with nine plants strategically located throughout the United States and a dedication to high quality products and customer service. Product engineers, located in most of the Company's facilities, work with customers to design and commercialize new containers.

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

  In non-industrial containers, the Company's strongest competitors include Airlite, Sweetheart, Landis, Cardinal and Polytainers. The Company also produces commodity industrial pails for a market which is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. The Company does not participate heavily in this market due to generally lower margins. The Company intends to selectively participate in the industrial container market when higher margin opportunities, equipment utilization or customer requirements make participation an attractive option.

DRINK CUP MARKET

  The Company believes that it is a leading provider of plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. Injection-molded plastic cups range in size from 12 to 64 ounces, and often come with lids. Primary markets are fast food restaurants, convenience stores, stadiums, table top restaurants and retail. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

  Berry historically supplies a full line of traditional straight-sided and DT style drink cups from 12 to 64 ounces with disposable and reusable lids primarily to fast food and convenience store chains. With the acquisition of PackerWare, the Company expanded its presence while diversifying into the stadium and table top restaurant markets. The 64 ounce cup, which has been highly successful with convenience stores, is one of the Company's fastest growing drink cups. In addition to a full product line, Berry has the advantage of being the only supplier that can provide sophisticated printing and/or labeling capacity on a nation-wide basis; in 1997, five different plants molded and decorated drink cups. Major drink cup competitors include Packaging Resources Incorporated, Pescor Plastics and WNA (formerly Cups Illustrated).

CUSTOM MOLDED PRODUCTS MARKET

  The Company also produces custom molded products by utilizing molds provided by its customers. Typically, the low cost of entry in the custom molded products market creates a commodity-like marketplace. However, the Company has focused its custom molding efforts on those customers that are cognizant of the Company's mold and product design expertise, superior color matching abilities and sophisticated multi-color printing capabilities. The majority of the Company's custom business in 1997 required specialized equipment and expertise, supporting the Company's desire to pursue higher volume-added niche opportunities in every market in which it participates.

HOUSEWARES MARKET

  The Company entered the housewares market as a result of the PackerWare Acquisition in January 1997. The housewares market is a multi-billion dollar market. The Company's participation is limited to seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products, which consists primarily of outdoor flower pots. Berry sells virtually all of its products in this market through major national markets and national chain stores.

  PackerWare's historical position with this market was to provide a high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. Berry believes outstanding service and fashion capabilities further enhance its position in this market.

MARKETING AND SALES

  The Company reaches its large and diversified base of over 4,000 customers primarily through its direct field sales force which has been expanded from 14 sales representatives in fiscal 1990 to 45 at the end of fiscal 1997. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company also utilizes the services of manufacturing representatives to augment its direct sales force.

  The Company believes that it has a reputation for a high level of customer satisfaction. Highly skilled customer service representatives are located in each of the Company's facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high quality, value-added products and on-time deliveries.

  Additional marketing and sales techniques include a Graphic Arts department with computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. Berry also has a centralized Color Matching and Materials Blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

MANUFACTURING

  GENERAL

  The Company manufactures its products using the plastic injection molding process. The process begins when plastic resin, in the form of small pellets, is fed into an injection molding machine. The injection molding machine then melts the plastic resin and injects it into a multi-cavity steel mold, forcing the plastic resin to take the final shape of the product. At the end of each molding cycle (generally five to 25 seconds), the plastic parts are ejected from the mold into automated handling systems from which they are packed in corrugated containers for further processing or shipment. After molding, the product may be either decorated (printing, silk-screening, labeling) or assembled (e.g., bail handles fitted to containers). The Company believes that its molding and decorating capabilities are among the best in the industry.

  Each of the Company's plants is managed by a local plant manager and is treated as a profit center. The Company's overall manufacturing philosophy is to be a low-cost producer by using high speed molding machines, modern multi-cavity hot runner, cold runner and insulated runner molds, extensive material handling automation and sophisticated printing technology. The Company utilizes state-of-the-art robotic packaging processes for large volume products, which enables the Company to deliver a higher quality product (due to reduced breakage) while lowering warehousing and shipping costs (due to more efficient use of space). Each plant has complete tooling maintenance capability to support molding and decorating operations. The Company has historically made, and intends to continue to make, significant capital investments in plant and equipment because of the Company's objectives to grow, to improve productivity, to maintain competitive advantages, and meet the asset-intensive nature of the injection molding business.

  The Company operates 175 molding machines ranging from 150 to 825 ton clamp capacity. The Company's largest overcap machines are capable of producing 10 thousand to 15 thousand aerosol overcaps per hour. Due to the wide variety of container and drink cup styles and sizes produced by the Company, production rates vary significantly. The Company owns over 750 active molds.

  PRODUCT DEVELOPMENT

  The Company utilizes full-time product engineers who use three-dimensional computer-aided-design (CAD) technology to design and modify new products and prepare mold drawings. Engineers use an in-house model shop, which includes a thermoforming machine, to produce prototypes and sample parts. The Company can simulate the molding environment by running unit-cavity prototype molds in a small injection molding machine dedicated to research and development of new products. Production molds are then designed and outsourced for production by various companies in the United States and Canada with whom the Company has extensive experience and established relationships. The Company's engineers oversee the mold-building process from start to finish.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

  The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $68 million of resin in fiscal 1997 (excluding specialty resins), of which 74% was high density polyethylene ("HDPE"), 11% linear low density polyethylene and 15% polypropylene. The Company's purchasing strategy is to deal with only high quality, dependable suppliers, such as Dow, Union Carbide, Chevron, and Phillips.

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

EMPLOYEES

  As of December 31, 1997, the Company had approximately 2,100 employees. No employees of the Company are covered by collective bargaining agreements. On February 5, 1998, the employees in Monroeville, Ohio voted to decertify the union in the facility. This facility was acquired as a result of the Venture Packaging acquisition and was the Company's only plant with a collective bargaining agreement during 1997.

PATENTS AND TRADEMARKS

  The Company has numerous patents and trademarks with respect to its products. None of the patents or trademarks are considered by management to be material to the business of the Company. See "Legal Proceedings" below.

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

In December 1996, the Department of Environmental Quality estimated that Oregon had met its recycling goal of 25% for 1997 (based on 1996 data), and accordingly, is in compliance for the 1997 calendar year. However, in January 1998, California finally approved a 23.2% recycling rate for the state during 1996, and since this falls below the required 25% rate for exemption of non-food containers, the state can now go ahead and begin enforcing its recycled content mandate on any non-food plastic containers from 8 oz. to 5 gallons. The Company, in order to facilitate individual customer compliance with these regulations, is providing customers the option of purchasing containers which contain PCR or using containers with reduced weight.

ITEM 2.  PROPERTIES

  The following table sets forth the Company's principal facilities:

    LOCATION               ACRES        SQUARE FOOTAGE                    USE
Evansville, IN              12.4          397,000              Headquarters and manufacturing
Henderson, NV               12.0          168,000              Manufacturing
Iowa Falls, IA              14.0          101,000              Manufacturing
Charlotte, NC               32.0           48,000              Manufacturing
Lawrence, KS                19.3          423,000              Manufacturing
York, PA                    10.0           40,000              Manufacturing
Suffolk, VA                 14.0          102,000              Manufacturing
Monroeville, OH             19.0          112,000              Manufacturing
Anderson, SC                37.0          169,000              Manufacturing

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

  The Company and/or Berry Sterling are currently litigating two lawsuits that involve United States Patent No. Des. 362,368 (the "'368 Patent"). The '368 Patent claims an ornamental design for a cup that fits an automobile cup holder. On September 21, 1995, Berry Sterling filed suit in United States District Court, Eastern District of Virginia, against Pescor Plastics, Inc. ("Pescor Plastics") for infringement of the '368 Patent. Pescor Plastics filed counterclaims seeking a declaratory judgment of invalidity and non-infringement, and damages under the Lanham Act. On December 28, 1995, Berry Sterling filed suit against Packaging Resources Incorporated ("Packaging Resources") in United States District Court, Southern District of New York, for infringement of the '368 Patent. Packaging Resources has filed counterclaims against Berry Sterling alleging violation of the Lanham Act, tortious interference with Packaging Resources' prospective business advantage, consumer fraud and requesting a declaratory judgment that its "Drive-N-Go" cup does not infringe the '368 Patent. On February 25, 1998, after trial, a jury rendered a verdict in Berry Sterling's action against Pescor Plastics. The jury found the `368 Patent to be invalid on the grounds of functionality and obviousness and awarded Pescor $150,000 on its counterclaim. The jury also found that Pescor willfully infringed the `368 Patent and awarded Berry Sterling damages of $1.2 million, but this award was not included in the judgment because of the finding of the invalidity of the Patent. On March 11, 1998, Berry Sterling filed a motion with the Court to set aside the verdict of invalidity and the award on the counterclaim. On March 6, 1998, the Court in the Packaging Resources case put the case on its suspense calendar pending the appeal in the Pescor Plastics case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  There is no public trading market for any class of common stock of the Company, Holding, Berry Iowa or Berry Tri-Plas. With respect to the capital stock of Holding, as of March 20, 1998, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 40 holders of the Class B Voting Common Stock, 58 holders of the Class B Nonvoting Common Stock and 40 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding, and all of the issued and outstanding common stock of Berry Iowa and Berry Tri-Plas is held by the Company.

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

  In August 1997, Holding authorized the creation of 200,000 shares of Series B Cumulative Preferred Stock. In conjunction with the Venture Packaging acquisition, on August 29, 1997, these shares were issued by Holding to certain selling shareholders of Venture Packaging as partial consideration for stock of Venture Packaging. The Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14.75% per annum and will accumulate until declared and paid. The Preferred Stock ranks junior to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging. The securities described above were privately placed in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 505 of Regulation D promulgated thereunder.

  On August 1, 1997, Holding issued 3,009 shares of its Class B Nonvoting Common Stock to 19 members of management. The shares were sold for aggregate consideration of $324,972. The shares of stock were privately placed in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 505 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1997," "1996," "1995," "1994" and "1993" relate to the fiscal years ended
December 27, 1997, December 28, 1996, December 30, 1995, December 31, 1994 and January 1, 1994, respectively.

                                                              BPC HOLDING CORPORATION AND ITS SUBSIDIARIES
                                                                                FISCAL
                                     -------------------------------------------------------------------------------------
                                             1997               1996               1995            1994           1993
                                     -------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
Statement of Operations Data:
Net sales                                  $226,953           $151,058          $140,681        $106,141        $87,830
Cost of goods sold                          180,249            110,110           102,484          73,997         65,652
                                     -------------------------------------------------------------------------------------
Gross margin                                 46,704             40,948            38,197          32,144         22,178
Operating expenses (a)                       30,505             23,679           17,670           15,160         17,227
                                     -------------------------------------------------------------------------------------
Operating income                             16,199             17,269           20,527           16,984          4,951
Other expenses (b)                              226                302              127              184              -
Interest expense, net (c)                    30,246             20,075           13,389           10,972          6,582
                                     -------------------------------------------------------------------------------------
Income (loss) before income taxes and       (14,273)            (3,108)           7,011            5,828         (1,631)
     extraordinary charge
Income taxes                                    138                239              678               11             72
                                     -------------------------------------------------------------------------------------
Income (loss) before extraordinary charge   (14,411)            (3,347)           6,333            5,817         (1,703)
Extraordinary charge (d)                          -                  -                -            3,652              -
                                     -------------------------------------------------------------------------------------
Net income (loss)                        $  (14,411)         $  (3,347)       $   6,333         $  2,165        $(1,703)
                                     =====================================================================================
Preferred stock dividends                $  (2,558)          $  (1,116)       $       -         $      -        $     -
Common stock dividends                           -                  -                 -           50,000              -

Balance Sheet Data (at end of year):
Working capital                            $ 20,863          $ 15,910          $ 13,012         $ 13,393       $    384
Fixed assets                               108,218             55,664            52,441           38,103         36,615
Total assets                               239,444            145,798           103,465           91,790         60,143
Total debt                                 306,335            216,046           111,676          112,287         40,936
Stockholders' equity (deficit)            (108,975)           (97,550)          (32,484)         (38,838)         5,973

Other Data:
Depreciation and amortization (e)           19,026             11,331            9,536             8,176         11,198
Capital expenditures                        16,774             13,581           11,247             9,118          5,586

(a) Operating expenses include business start-up and machine integration expenses of $3,255 related to the 1997 Acquisitions (as hereinafter defined), plant consolidation expenses of $480 and $368 related to the shutdown of the Winchester, Virginia and Reno, Nevada facilities, respectively, during fiscal 1997; compensation expense related to the 1996 Transaction of $2,762, Tri-Plas Acquisition start-up expenses of $671 and $907 for costs related to the consolidation of the Winchester, Virginia facility during fiscal 1996; pursued acquisition costs of $473 and business start-up expenses of $394 in fiscal 1995; $116 in pursued acquisition costs in fiscal 1994; and $3,675 of costs associated principally with the shutdown and disposal of a facility acquired in the Mammoth Acquisition and $330 of costs related to an unsuccessful acquisition in fiscal 1993.

(b) Other expenses consist of loss on disposal of property and equipment for the respective periods.

(c) Includes non-cash interest expense of $2,005, $1,212, $950, $1,178, and $1,617 in fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

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

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unless the context discloses otherwise, the "Company" as used in this Management's Discussion and Analysis of Financial Condition and Results of Operations shall include Holding and its subsidiaries on a consolidated basis.

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

YEAR ENDED DECEMBER 27, 1997
COMPARED TO YEAR ENDED DECEMBER 28, 1996

  NET SALES. Net sales increased 50.2% to $227.0 million in 1997, up $75.9 million from $151.1 million in 1996, which sales included an approximate 2% increase in net selling price due mainly to the impact of cyclical adjustments in the price of plastic resin. Container sales increased $34.4 million in 1997, primarily due to the continued market strength of base products and the Venture Packaging, Virginia Design, and Container Industries Acquisitions (such acquisitions, together with the PackerWare Acquisition, being collectively referred to as the "1997 Acquisitions"). Net sales in the drink cup product line increased $23.8 million in 1997 as a result of the PackerWare Acquisition and a strong increase in existing drink cup business. Aerosol overcap net sales were relatively flat, decreasing approximately $2.6 million. The PackerWare Acquisition also brought the Company into the housewares product market, which provided an additional $17.5 million of net sales in 1997. Other product lines, including custom molded products and custom mold building, increased $2.8 million due to large custom programs that occurred in 1997.

  GROSS MARGIN. Gross margin increased $5.8 million or 14.1% from $40.9 million (27.1% of net sales) in 1996 to $46.7 million (20.6% of net sales) in 1997. The increase in gross margin is primarily attributed to increased sales volume as described above. The gross margin as a percent of net sales derived from the 1997 Acquisitions was approximately 10.6% compared to 23.8% for non-acquisition related sales. Significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. These productivity improvements were offset by increased resin prices in 1997 and the transition of the 1997 Acquisitions.

  OPERATING EXPENSES. Operating expenses during 1997 were $30.5 million (13.4% of net sales), compared with $23.7 million (15.7% of net sales) for 1996. Sales related expenses, including the cost of expanded sales coverage and higher product development and marketing expenses, increased $4.4 million, primarily a result of the 1997 Acquisitions ($3.3 million). General and administrative expenses decreased $2.3 million in 1997 primarily as a result of the $2.8 million one-time compensation expense incurred in 1996 which related to the 1996 Transaction. Intangible amortization increased from $0.5 million in 1996 to $2.2 million for 1997, primarily a result of the amortization of $1.6 million related to the 1997 Acquisitions.

      Other expense increased $2.5 million from $1.6 million for 1996 to $4.1 million in 1997. The 1997 Acquisitions resulted in a charge of $3.2 million in 1997 for start-up related expenses. The PackerWare Acquisition included a facility in Reno, Nevada, which was closed in 1997. Expense related to the closing of the Reno facility was $0.5 million in 1997. Plant closing expenses related to the Winchester, Virginia facility resulted in expenses of $0.4 million for 1997. Included in 1996 was a charge of $0.7 million of start-up related expense associated with the Tri-Plas Acquisition and $0.9 million related to the Winchester plant closing.

  INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1997, was $30.2 million (13.3% of net sales) compared to $20.1 million (13.3% of net sales) in 1996, an increase of $10.1 million. This increase is due to the full year impact of the 1996 Transaction, which occurred in June 1996. The 1996 Transaction included an offering of $105.0 million aggregate principal amount of Senior Secured Notes due 2006 which bear interest at 12.5% annually. $35.6 million of the proceeds from the Notes were placed in escrow to pay the first three years' of interest on the Notes. Interest is payable semi-annually on June 15 and December 15 of each year. Cash interest paid in 1997 was $29.9 million as compared to $19.7 million for 1996. Interest income for 1997 was $2.0 million, up from $1.3 million in 1996, also attributed to the full year impact of the 1996 Transaction.

  INCOME TAXES. During fiscal 1997, the Company incurred $0.1 million in federal and state income tax compared to $0.2 million for fiscal 1996. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

  NET INCOME (LOSS) AND EBITDA. The Company recorded a net loss of $14.4 million in 1997 compared to a $3.3 million net loss in 1996 for the reasons stated above. Adjusted EBITDA for 1997 increased 18.3% to $39.4 million from $33.3 million in 1996. Adjusted EBITDA is calculated as follows:

                                                         1997                 1996
                                                       ---------            --------
                                                               ($ million)
Earnings Before Interest, Taxes,
    Depreciation and Amortization                         $35.1                $31.3
Loss on the Disposal of Assets                              0.2                  0.3
Other Adjustments                                           4.1                  1.7
                                                       ---------            --------
     Total Adjusted EBITDA                                $39.4                $33.3
                                                       =========            ========


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

  NET INCOME (LOSS) AND EBITDA. The Company recorded a net loss of $3.3 million in 1996 compared to net income in 1995 of $6.3 million for the reasons stated above. Adjusted EBITDA for 1996 increased 8.5% to $33.3 million from $30.7 million in 1995. Adjusted EBITDA is calculated as follows:

                                                         1996                 1995
                                                       ---------            --------
                                                               ($ million)
Earnings Before Interest, Taxes,
    Depreciation and Amortization                         $31.3                $29.7
Loss on the Disposal of Assets                              0.3                  0.1
Other Adjustments                                           1.7                  0.9
                                                       ---------            --------
     Total Adjusted EBITDA                                $33.3                $30.7
                                                       =========            ========


Income Tax Matters

  Holding  has  unused  operating  loss  carryforwards  of  $21.7 million
for federal income tax purposes which begin to expire  in  2010.   AMT credit
carryforwards of approximately $2.0 million are available to Holding indefinitely to reduce future years' federal income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  On January 21, 1997, in conjunction with the PackerWare Acquisition, the Company entered into the Credit Agreement with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million. As a result of the Virginia Design and Venture Acquisitions, the Credit Facility was amended and increased to $127.2 million. The Credit Facility provides Berry with a $50.0 million revolving line of credit, subject to a borrowing base formula, $58.3 million in term loan facilities, and $18.9 million in letters of credit to support Berry's and its subsidiaries' obligations under the Nevada, Iowa, and South Carolina Industrial Revenue Bonds. The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. See "Business - The Credit Facility".

  The 1994 Indenture and the 1996 Indenture restrict the Company's ability to incur additional debt and contains other provisions which could limit the liquidity of the Company.

  Net cash provided by operating activities was $14.2 million in 1997 as compared to $14.4 million in 1996. The decrease can be attributed to a reduction in accounts payable of approximately $3.5 million resulting from a discounting program with a key supplier offset partially by positive operating cash flows generated primarily from increased sales volume.

  Capital expenditures in 1997 were $16.8 million, an increase of $3.2 million from $13.6 million in 1996. Included in capital expenditures during 1997 was $3.3 million relating to the addition of a new warehouse, production systems and offices necessary to support production operating levels throughout the Company. Capital expenditures also included investment of $8.7 million for molds, $1.2 million for molding machines, $1.4 million for printing equipment and $2.2 million for miscellaneous accessory equipment and systems. The capital expenditure budget for 1998 is expected to be $24.6 million, including approximately $5.3 million for building and systems which includes a warehouse addition, $10.6 million for molds, $5.8 million for molding and printing machines, and $2.9 million for miscellaneous accessory equipment.

  Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 1998 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations.

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

  At December 27, 1997, the Company's cash balance was approximately $2.7 million, and the Company had unused borrowing capacity under the Credit Facility's borrowing base of approximately $12.5 million.


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


IMPACT OF YEAR 2000

  The Company has been working on modifying or replacing portions of its software since 1991 so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because the Company commenced this process early, the costs incurred to address this issue in any single year have not been significant.

  However, the Company is currently evaluating the necessity to replace significant portions of its primary information systems, principally because of the growth the Company has experienced in recent years due to acquisitions. Such replacement, when undertaken, will allow the Company to continue to achieve its future growth plans and will be fully Year 2000 compliant. The Company anticipates that the selection and implementation of such systems is likely to occur before the Year 2000, but it is not necessary for the replacement to occur in order for the Company to minimize its exposure to Year 2000 system failures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors                                                            F- 1
Consolidated Balance Sheets at December 27, 1997 and December 28, 1996                    F- 2
   Consolidated Statements of Operations for the years ended December 27, 1997,

   December 28, 1996 and December 30, 1995                                                F- 4
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years

   ended December 28, 1997, December 28, 1996 and December 30, 1995                       F- 5
   Consolidated Statements of Cash Flows for the years ended December 27, 1997,

   December 28, 1996 and December 30, 1995                                                F- 6
Notes to Consolidated Financial Statements                                                F- 7

INDEX TO FINANCIAL STATEMENT SCHEDULES
   I. Condensed Financial Information of the Parent Company                               S- 1
   II. Valuation and Qualifying Accounts                                                  S- 5


  All other schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

  Not applicable.




                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

     NAME                      AGE                     TITLE                        ENTITY

Roberto Buaron(1)(4)            51        Chairman and Director              Company and Holding
Martin R. Imbler(1)(4)          50        President, Chief Executive         Company
                                          Officer and Director
                                          President and Director             Holding
Douglas E. Bell                 46        Executive Vice President, Sales    Company
                                          and Marketing and Director
Ira G. Boots                    44        Executive Vice President,          Company
                                          Operations and Director
James M. Kratochvil             41        Executive Vice President, Chief    Company
                                          Financial Officer, Treasurer and
                                          Secretary
                                          Executive Vice President, Chief    Holding
                                          Financial Officer and Secretary
R. Brent Beeler                 45        Executive Vice President, Sales    Company
                                          and Marketing
Ruth Richmond                   35        Vice President, Planning and       Company
                                          Administration
David Weaver                    35        Vice President and Plant Manager   Company
                                          - Lawrence
Fredrick A. Heseman             45        Vice President and Plant Manager   Company
                                          - Evansville
Bruce J. Sims                   48        Vice President - Sales and         Company
                                          Marketing, Housewares
George A. Willbrandt            53        Vice President - Sales and         Company
                                          Marketing
Lawrence G. Graev(2)(3)         53        Director                           Company and Holding
James A. Long(2)(3)             55        Vice President, Assistant          Company
                                          Secretary and Director
                                          Vice President, Treasurer and      Holding
                                          Director
Donald J. Hofmann, Jr.
(1)(2)(3)(4)                    40        Director                           Company and Holding

Mathew J. Lori                  34        Director                           Company and Holding
David M. Clarke                 47        Director                           Company and Holding


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

  JAMES M. KRATOCHVIL was promoted to Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He was also promoted to Executive Vice President, Chief Financial Officer and Secretary of Holding in December 1997. He has formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

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

  DAVID WEAVER has been Vice President and Plant Manager-Lawrence of the Company since January 1997. From January 1993 to January 1997, he was Vice President and Plant Manager-Iowa Falls. From February 1992 to January 1993, Mr. Weaver was Plant Manager-Iowa Falls and, prior to that, he was Maintenance Engineering Supervisor from July 1990 to February 1992. Mr. Weaver was a Project Engineer from January 1989 to July 1990 for Old Berry.

  FREDRICK A. HESEMAN was promoted to Vice President and Plant Manager-Evansville of the Company in December 1997. From October 1996 to December 1997, Mr. Heseman was Plant Manager-Evansville, and prior to that, he was Engineering Manager from December 1990 to October 1996. Mr. Heseman was employed by Old Berry from June 1987 to December 1990 as Engineering Manager.

  BRUCE J. SIMS has been Vice President, Sales and Marketing, Housewares of the Company since January 1997. Prior to the PackerWare Acquisition, Mr. Sims served as President of PackerWare from March 1996 to January 1997 and as Vice President from October 1994 to March 1996. From January 1990 to October 1994 he was Vice President of the Miner Container Corporation, a national injection molder. Mr. Sims was Executive Vice President of MKM Distribution Company from 1985 to 1990.

  GEORGE A. WILLBRANDT was promoted to Vice President, Sales and Marketing of the Company in April 1997. He formerly served as Vice President, Sales and Marketing of Berry Sterling since 1995. Prior to that he was President and co-owner of Sterling Products, which he founded in 1983.

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

  DONALD J. HOFMANN, JR. has been a director of Holding and the Company since June 1996. Mr. Hofmann has been a General Partner of Chase Capital Partners since 1992. Prior to that, he was head of MH Capital Partners Inc., the equity investment arm of Manufacturers Hanover. Mr. Hofmann is also a director of USN Communications, Inc., a local exchange carrier that offers a bundled package of telecommunications products.

  MATHEW J. LORI has been a director of Holding and the Company since October 1996. Mr. Lori has been a Principal with Chase Capital Partners since January 1998, and prior to that, Mr. Lori had been an Associate since April 1996. From September 1993 to March 1996, he was an Associate in the Merchant Banking Group of The Chase Manhattan Bank, N.A.

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

BOARD COMMITTEES

     The Board of Directors of Holding has an Audit Committee and a Stock Option Committee, and the Board of Directors of the Company has an Audit Committee and a Compensation Committee. The Audit Committees oversee the activities of the independent auditors and internal controls. The Stock Option Committee administers the BPC Holding Corporation 1996 Stock Option Plan. The Compensation Committee makes recommendations to the Board of Directors of the Company concerning salaries and incentive compensation for officers and employees of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 1997, 1996 and 1995:

                          SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                 ANNUAL COMPENSATION    COMPENSATION
                                                 -------------------   --------------
                                                                        SECURITIES
                                      FISCAL                             UNDERLYING     OTHER
  NAME AND PRINCIPAL POSITION          YEAR      SALARY        BONUS      OPTIONS    COMPENSATION(1)
 -------------------------------       ----     -------       --------    --------   ------------
Martin R. Imbler                       1997    $ 307,396     $  87,623           -     $  1,520
   President and Chief Executive       1996      292,078       128,993       8,472      595,848
   Officer                             1995      275,625       157,500           -        1,424

Douglas E. Bell                        1997      154,485        72,868           -        1,520
   Executive Vice President, Sales     1996      145,735        94,205       5,214      239,335
   and Marketing                       1995      137,525       124,428           -        1,424

Ira G. Boots                           1997      151,691        72,868           -        1,520
   Executive Vice President,           1996      145,735        94,205       5,214      239,335
   Operations                          1995      137,525       124,428           -        1,424

James M. Kratochvil                    1997      119,459        56,307           -        1,520
   Executive Vice President, Chief     1996      112,614        72,796       3,259      120,427
   Financial Officer, Treasurer and    1995      106,270        96,150           -        1,424
   Secretary

R. Brent Beeler                        1997      125,973        60,554           -        1,520
   Executive Vice President,           1996      121,108        72,796       3,259      120,427
   Sales and Marketing                 1995      106,270        96,150           -        1,424


(1) Amounts shown reflect contributions by the Company under the Company's 401(k) plan and payments made under a one-time deferred bonus award plan. See "Certain Relationships and Related Transactions - Management."

   FISCAL YEAR-END OPTION HOLDINGS

  The following table provides information on the number of exercisable and unexercisable management stock options at December 27, 1997.


                              FISCAL YEAR-END OPTION VALUES(1)

                                                Number of Unexercised                  Value of Unexercised
                                                     Options at                        In-the-Money Options
                                                   Fiscal Year-End                      at Fiscal Year-End
      NAME                                    EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
--------------------------                    -------------------------              --------------------------
                                                       (#)(2)                                   (2)
Martin R. Imbler                                     2,541/5,931                         $55,902/$130,482
Douglas E. Bell                                      1,564/3,650                           34,408/80,300
Ira G. Boots                                         1,564/3,650                           34,408/80,300
James M. Kratochvil                                   977/2,282                            21,494/50,204
R. Brent Beeler                                       977/2,282                            21,494/50,204


(1) None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Class B Nonvoting Common Stock at December 27, 1997.
(2) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

  Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

  The Company has an employment agreement with Mr. Imbler (the "Imbler Employment Agreement") that expires on June 30, 2001. Base compensation under the Imbler Employment Agreement for fiscal 1997 was $307,396. The Imbler Employment Agreement also provides for an annual performance bonus of $50,000 to $175,000 based upon the Company's attainment of certain financial targets. The Company may terminate Mr. Imbler's employment for "cause" or upon a "disability" (as such terms are defined in the Imbler Employment Agreement). If the Company terminates Mr. Imbler "without cause" (as defined in the Imbler Employment Agreement), Mr. Imbler is entitled to receive, among other things, the greater of (i) one year's salary or (ii) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company. The Imbler Employment Agreement also contains customary noncompetition, nondisclosure and nonsolicitation provisions.

  The Company also has employment agreements with each of Messrs. Bell, Boots, Kratochvil and Beeler (each, an "Employment Agreement" and, collectively, the "Employment Agreements"), each of which expires on June 30, 2001. The Employment Agreements provided for fiscal 1997 base compensation of $154,485, $151,691, $119,459 and $125,973, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" (as defined in the Employment Agreements), the
Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or (B) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company, and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also
includes   customary   noncompetition,   nondisclosure    and   nonsolicitation
provisions.

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

  The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $771,200 for fiscal 1997, $787,600 for fiscal 1996 and $816,900 for fiscal 1995. First Atlantic also received a $100,000 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products Acquisition and the Tri-Plas Acquisition, respectively. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively. See "Certain Relationships and Related Transactions."

  Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director, and Mr. Long is an officer, of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of, the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction or any of the fees paid with respect to the acquisitions described above. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

  Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. Atlantic Equity Associates, L.P., a Delaware limited partnership ("AEA"), is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital Corporation ("Buaron Capital"). Buaron Capital is the managing and sole general partner of AEA. By virtue of their direct and indirect ownership interests in the Fund, Buaron Capital and Mr. Long were entitled to receive a portion of the proceeds from the sale of the equity interests in Holding. See "Certain Relationships and Related Transactions."

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

  In connection with the 1996 Transaction, Chase Securities Inc. ("Chase Securities"), an affiliate of CVCA and Messrs. Hofmann and Lori, received a fee of $500,000 for arranging the sale of $15.0 million of Holding's Common Stock to certain of the Common Stock Purchasers and the sale of $15.0 million of Holding's Preferred Stock to CVCA. Chase Manhattan Investment Holdings, Inc. ("CMIHI"), an affiliate of Chase Securities and Messrs. Hofmann and Lori, received approximately $13.6 million from the sale of equity interests of Holding in the 1996 Transaction.

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

STOCK OPTION PLAN

  Employees, directors and certain independent consultants of the Company and its subsidiaries are entitled to participate in the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan"), which provides for the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are non-qualified under the Code. The total number of shares of Class B Nonvoting Common Stock of Holding for which options may be granted pursuant to the Option Plan is 51,620. The Option Plan will terminate on October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. The Stock Option Committee of the Board of Directors of Holding administers all aspects of the Option Plan, including selecting which of the Company's directors, employees and independent consultants will receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the manner and timing for vesting of such options, the terms of such options, the exercise date of any options and the number of shares subject to such options. Directors who are also employees are eligible to receive options under the Option Plan.

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

  Under the Option Plan, as of December 27, 1997, there were outstanding options to purchase an aggregate of 47,708 shares of Class B Nonvoting Common Stock to 52 employees of the Company, at an exercise price between $100 and $108 per share. Of that amount, options to purchase an aggregate of 25,418 shares have been issued to the Named Executive Officers in October 1996, at an exercise price of $100 per share, including 8,472 to Mr. Imbler, 5,214 to each of Messrs. Bell and Boots, and 3,259 to each of Messrs. Beeler and Kratochvil.

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

                                      SHARES OF                                       SHARES OF
                                       VOTING                                         NONVOTING
                                   COMMON STOCK(1)                                  COMMON STOCK(1)          PERCENTAGE OF
                                                     PERCENTAGE OF                                           ALL CLASSES OF
 NAME AND ADDRESS OF                                    VOTING                                                COMMON STOCK
  BENEFICIAL OWNER          CLASS A      CLASS B    COMMON STOCK     CLASS A      CLASS B      CLASS C       (FULLY-DILUTED)
-------------------------   -------      -------    ------------     -------      -------      -------       ---------------
Atlantic Equity Partners
   International II,             -       125,750        53.3%              -            -        10,688           21.0%
L.P.(2)
Chase Venture Capital
    Associates, L.P.(3)     52,000         5,623 (4)    23.8         148,000       17,837 (4)         -           34.4
BPC Equity, LLC(5)          31,200             -        13.2          88,800            -             -           18.5
Roberto Buaron(6)                -       125,750        53.3               -            -        10,688           21.0
Martin R. Imbler                 -         5,494         2.3               -       18,177 (7)     1,795            3.8
James A. Long(8)                 -           195           *               -          555            64              *
Lawrence G. Graev(9)             -             -           -               -            -             -              -
Donald J. Hofmann, Jr.(10)  52,000         5,623 (4)    23.8         148,000       17,837 (4)         -           34.4
Mathew J. Lori(11)          52,000         5,623 (4)    23.8         148,000       17,837 (4)         -           34.4
David M. Clarke(12)         31,200             -        13.2          88,800            -             -           18.5
Douglas E. Bell                  -         2,392         1.0               -        8,372(13)       782            1.7
Ira G. Boots                     -         2,280         1.0               -        8,054(14)       744            1.7
James M. Kratochvil              -         1,196           *               -        4,381(15)       391              *
R. Brent Beeler                  -         1,196           *               -        4,381(16)       391              *
All officers and directors
as a group (17 persons)     83,200       140,448        94.8         236,800       42,526        15,491           88.8


*  Less than one percent.
(1) The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 1,000,000 shares of Preferred Stock, $.01 par value (the "Holding Preferred Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated Class C Nonvoting Common Stock. Of the 1,000,000 shares of Holding Preferred Stock, 600,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock, and 200,000 shares are designated Series B Cumulative Preferred Stock.
(2) Address is P. O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates International II, L.P., a Delaware limited partnership ("AEA II"), is the sole general partner of International and as such exercises voting and/or investment power over shares of capital stock owned by International, including the shares of Holding Common Stock held by International (the "International Shares"). Mr. Buaron is the sole shareholder of Buaron Holdings Ltd. ("BHL"). BHL is the sole general partner of AEA II. As the general partner of AEA II, BHL may be deemed to beneficially own the International Shares. BHL disclaims any beneficial ownership of any shares of capital stock owned by International, including the International Shares. Through his affiliation with BHL and AEA II, Mr. Buaron controls the sole general partner of International and therefore has the authority to control voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of any of the International Shares.
(3) Address is 380 Madison Avenue, 12th Floor, New York, New York 10017.
(4) Represents warrants to purchase such shares of common stock held by CVCA which are currently exercisable.
(5) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Aetna Life Insurance Company exercises voting and/or investment power over shares of capital stock owned by BPC Equity, LLC ("BPC Equity"), including shares of Holding Common Stock held by BPC Equity.
(6) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Holding Common Stock owned by International. Mr. Buaron is the sole shareholder of BHL. BHL is the sole general partner of AEA II. AEA II is the sole general partner of International and as such, exercises voting and/or investment power over shares of capital stock owned by International, including the International Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BHL, controls the sole general partner of International and therefore has voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of the International Shares.
(7)  Includes  2,541  options  granted  to  Mr.  Imbler,  which  are  presently exercisable.
(8) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
(9) Address is c/o O'Sullivan Graev & Karabell, LLP, 30 Rockefeller Plaza, New York, New York 10112.
(10) Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Hofmann is a General Partner of Chase Capital Partners, which is the private equity investment arm of Chase Manhattan Corporation, which is an affiliate of
   CVCA. Mr. Hofmann disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(11) Address is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017. Represents shares owned by CVCA. Mr. Lori is a Principal with Chase Capital Partners, which is the private equity investment arm of Chase Manhattan Corporation, which is an affiliate of CVCA. Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by CVCA.
(12) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Represents shares owned by BPC Equity. Mr. Clarke is a Managing Director of Aetna, Inc., an affiliate of Aetna Life Insurance Company, which is a member of BPC Equity. Mr. Clarke disclaims any beneficial ownership of the shares of Holding Common Stock held by BPC Equity.
(13)  Includes  1,564  options  granted  to  Mr.  Bell,  which  are   currently
   exercisable.
(14)  Includes  1,564  options  granted  to  Mr.  Boots,  which  are  currently exercisable.
(15) Includes 977 options granted to Mr. Kratochvil, which are currently exercisable.
(16)  Includes  977  options  granted  to  Mr.  Beeler,   which  are  currently
   exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRST ATLANTIC

  Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $771,200 for fiscal 1997, $787,600 for fiscal 1996 and $816,900 for fiscal 1995. First Atlantic also received a $100,000 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products Acquisition and the Tri-Plas Acquisition, respectively. In connection with the 1996 Transaction, the FACL Management Agreement was amended to provide for a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. Also in connection with the 1996 Transaction, Holding paid a fee of $1,250,000 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively.

  Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of, the $1,250,000 fee paid by Holding to First Atlantic in connection with the 1996 Transaction or any of the fees paid with respect to the acquisitions described above. Mr. Long is also an officer of First Atlantic, and Mr. Graev is a director. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures.

  Atlantic Equity Partners, L.P. (the "Fund"), a stockholder of Holding prior to the consummation of the 1996 Transaction, received approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. AEA is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital, and Buaron Capital is the managing and sole general partner of AEA. By virtue of their direct and indirect ownership interests in the Fund, Mr. Long and Buaron Capital are entitled to receive a portion of the proceeds from the sale of the equity interests in Holding.

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


STOCKHOLDERS AGREEMENTS

  In connection with the 1996 Transaction, Holding entered into a Stockholders Agreement dated as of June 18, 1996 (the "New Stockholders Agreement") with the Common Stock Purchasers, certain Management Stockholders (as defined below) and, for limited purposes thereunder, the Preferred Stock Purchasers. The New Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following: (i) until the occurrence of certain events specified in the New Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Long); (C) CVCA will have the right to designate two directors (who are currently Messrs. Hofmann and Lori); and (D) the institutional holders (excluding International and CVCA) will have the right to designate one director (who is currently Mr. Clarke); (ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding; (iii) under certain circumstances and in the case of International or CVCA, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the fifth anniversary of the closing of the 1996 Transaction and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to the sixth anniversary of the closing of the 1996 Transaction. Provisions under the New Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by CVCA and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and
(iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the New Stockholders Agreement). Pursuant to the New Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the 1996 Warrants and the Holding Common Stock issuable upon exercise of the 1996 Warrants. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, CVCA and the Institutional Holders (as defined in the New Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them immediately following the closing of the 1996 Transaction.

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

CHASE SECURITIES, INC.

  In connection with the 1996 Transaction, Chase Securities, an affiliate of CVCA and Messrs. Hofmann and Lori, who are members of the Board of Directors of Holding and the Company, received a fee of $500,000 for arranging the sale of $15.0 million of Holding's Common Stock to certain of the Common Stock Purchasers and the sale of $15.0 million of Holding Preferred Stock to CVCA. CMIHI, an affiliate of Chase Securities and Messrs. Hofmann and Lori, received approximately $13.6 million from the sale of equity interests of Holding in the 1996 Transaction.

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

  (b) Reports on Form 8-K

       A report on Form 8-K/A was filed by each of Berry and Holding on November 14, 1997. Under Item 7 on Form 8-K/A, Financial Statements, Pro Forma Financial Information and Exhibits, Berry and Holding filed financial statements and pro forma financial information related to the Venture Packaging Acquisition.

                        REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation and subsidiaries at December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                /S/ ERNST & YOUNG LLP



Indianapolis, Indiana
February 13, 1998

                             BPC HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                            DECEMBER 27,    DECEMBER 28,
                                                               1997             1996
                                                           ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  2,688         $ 10,192
  Accounts receivable (less allowance for doubtful
    accounts of $1,038 at December 27, 1997 and $618 at         28,385           17,642
    December 28, 1996
  Inventories:
    Finished goods                                              22,029            9,100
    Raw materials and supplies                                   7,429            4,507
                                                           ------------     ------------
                                                                29,458           13,607
  Prepaid expenses and other receivables                         1,834              957
  Income taxes recoverable                                       1,167              436
                                                           ------------     ------------
Total current assets                                            63,532           42,834

Assets held in trust                                            19,738           30,188
Property and equipment:
  Land                                                           5,811            4,598
  Buildings and improvements                                    33,891           18,290
  Machinery, equipment and tooling                             122,991           79,043
  Automobiles and trucks                                         1,241              639
  Construction in progress                                      10,357            3,476
                                                           ------------     ------------
                                                               174,291          106,046
  Less accumulated depreciation                                 66,073           50,382
                                                           ------------     ------------
                                                               108,218           55,664
Intangible assets:
  Deferred financing and origination fees, net                  10,849            9,912
    Covenants not to compete, net                                3,940               40
    Excess of cost over net assets acquired, net                30,303            4,273
    Deferred acquisition costs                                      13              527
                                                           ------------     ------------
                                                                45,105           14,752
Deferred income taxes                                            2,049            2,003
Other                                                              802              357
                                                           ------------     ------------
Total assets                                                  $239,444         $145,798
                                                           ============     ============

                             BPC HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                           DECEMBER 27,     DECEMBER 28,
                                                               1997            1996
                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                           $  16,732        $  12,877
  Accrued expenses and other liabilities                         7,162            4,676
  Accrued interest                                               3,612            3,286
  Employee compensation and payroll taxes                        7,489            5,230
  Income taxes                                                      55              117
  Current portion of long-term debt                              7,619              738
                                                           ------------     ------------
Total current liabilities                                       42,669           26,924

Long-term debt, less current portion                           298,716          215,308
Accrued dividends on preferred stock                             3,674            1,116
Other liabilities                                                3,360                -
                                                           ------------     ------------
                                                               348,419          243,348
Stockholders' equity (deficit):
  Class A Preferred Stock; 800,000 shares authorized;
    600,000 shares issued and outstanding (net of
    discount of $3,062 at December 27, 1997 and $3,355          11,509           11,216
    at December 28, 1996)
  Class B Preferred Stock; 200,000 shares authorized,            5,000                -
    issued and outstanding Class A Common Stock;
    $.01 par value:
                                                           ------------     ------------
    Voting; 500,000 shares authorized; 91,000
    shares issued and outstanding                                    1                1

    Nonvoting; 500,000 shares authorized; 259,000
    shares issued and outstanding                                    3                3
  Class B Common Stock; $.01 par value:
    Voting; 500,000 shares authorized; 145,001 shares
    issued and outstanding                                           1                1
    Nonvoting; 500,000 shares authorized; 57,788
    shares issued and outstanding                                    1                1
  Class C Common Stock; $.01 par value:
    Nonvoting; 500,000 shares authorized; 16,981
    shares issued and outstanding                                    -                -
  Treasury stock:  239 shares                                      (22)             (22)
  Additional paid-in capital                                    49,374           51,681
  Warrants                                                       3,511            3,511
  Retained earnings (deficit)                                 (178,353)        (163,942)
                                                           ------------     ------------
Total stockholders' equity (deficit)                          (108,975)         (97,550)
                                                           ------------     ------------
Total liabilities and stockholders' equity (deficit)         $ 239,444        $ 145,798
                                                           ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED
                                                        ----------------------------------------------------------
                                                          DECEMBER 27,         DECEMBER 28,         DECEMBER 30,
                                                             1997                 1996                  1995
                                                         ------------         ------------          ------------
Net sales                                                   $226,953             $151,058              $140,681
Cost of goods sold                                           180,249              110,110               102,484
Gross margin                                                  46,704               40,948                38,197
Operating expenses:
  Selling                                                     11,320                6,950                 5,617
  General and administrative                                  11,505               13,769                 9,500
  Research and development                                     1,310                  858                   718
  Amortization of intangibles                                  2,226                  524                   968
  Other expense                                                4,144                1,578                   867
                                                         ------------         ------------          ------------
Operating income                                              16,199               17,269                20,527

Other expenses:
  Loss on disposal of property and equipment                     226                  302                   127
                                                         ------------         ------------          ------------
Income before interest and taxes                              15,973               16,967                20,400

Interest:
  Expense                                                    (32,237)             (21,364)              (14,031)
  Income                                                       1,991                1,289                   642
                                                         ------------         ------------          ------------
Income (loss) before income taxes                            (14,273)              (3,108)                7,011
Income taxes                                                     138                  239                   678
                                                         ------------         ------------          ------------
Net income (loss)                                            (14,411)              (3,347)                6,333
                                                         ------------         ------------          ------------

Preferred stock dividends                                     (2,558)              (1,116)                    -
                                                         ------------         ------------          ------------
Net income (loss) attributable to common shareholders     $  (16,969)           $  (4,463)             $  6,333
                                                         ============         ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BPC HOLDING CORPORATION
       CONSOLIDATED STATEMENTS  OF  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS OF DOLLARS)


                                    COMMON STOCK     PREFERRED
                                                       STOCK
                                 ----------------- --------------         ADDITIONAL           DEFERRED    RETAINED
                                 CLASS CLASS CLASS   CLASS CLASS TREASURY   PAID-IN              COST-     EARNINGS
                                    A     B     C      A     B     STOCK    CAPITAL  WARRANTS RESTRICTED   (DEFICIT)    TOTAL
                                 ----- ----- ----- ------- ------ ------- ---------- -------- -----------  ---------- ----------
Balance at January 1, 1995(1)    $ -   $ -   $ -   $    -  $   -   $ (58)  $  871    $ 4,124    $  (22)     $(43,753)  $(38,838)
Net income                         -     -     -        -      -       -        -          -         -         6,333      6,333
Amortization of deferred
cost-restricted stock              -     -     -        -      -       -        -          -        22             -         22
Market value adjustment
  - warrants                       -     -     -        -      -       -       90        (90)        -             -          -
Purchase vested options
  from management                  -     -     -        -      -       -        -         (1)        -             -         (1)
                                 ----- ----- ----- ------- ----- -------- ---------- -------- -----------  ---------- ----------
Balance at December 30, 1995(1)    -     -     -        -      -     (58)     960      4,034         -       (37,420)   (32,484)

Net loss                           -     -     -        -      -       -        -          -         -        (3,347)    (3,347)
Market value adjustment
  - warrants                       -     -     -        -      -       -   (1,145)     9,399         -        (8,254)         -
Exercise of stock options          -     -     -        -      -       -    1,130          -         -             -      1,130
Distribution on sale of
  equity interests                 -     -     -        -      -      58   (1,424)   (13,433)        -      (114,921)  (129,720)
Proceeds from newly issued
  equity                           4     2     -   14,571      -       -   52,797          -         -             -     67,374
Payment of deferred
  compensation                     -     -     -        -      -       -      479          -         -             -        479
Issuance of private warrants       -     -     -   (3,511)     -       -        -      3,511         -             -          -
Accrued dividends on preferred
   stock                           -     -     -        -      -       -   (1,116)         -         -             -     (1,116)
Amortization of preferred
  stock discount                   -     -     -      156      -       -        -          -         -             -        156
Purchase treasury stock
  from management                  -     -     -        -      -     (22)       -          -         -             -        (22)
                                 ----- ----- ----- ------- ------ ------- ---------- -------- -----------  ---------- ----------
Balance at December 28, 1996       4     2     -   11,216      -     (22)  51,681      3,511         -      (163,942)   (97,550)

Net loss                           -     -     -        -      -       -        -          -         -       (14,411)   (14,411)
Sale of stock to management        -     -     -        -      -       -      325          -         -             -        325
Issuance of preferred stock        -     -     -        -  5,000       -        -          -         -             -      5,000
Accrued dividends on preferred
  stock                            -     -     -        -      -       -   (2,558)         -         -             -     (2,558)
Amortization of preferred
  stock discount                   -     -     -      293      -       -      (74)         -         -             -        219
                                 ----- ----- ----- ------- ------ ------- ---------- -------- -----------  ---------- ----------
Balance at December 27, 1997      $4    $2    $-  $11,500  $5,000   $(22) $49,374          -         -     $(178,353) $(108,975)
                                 ===== ===== ===== ======= ====== ======= ========== ======== ===========  ========== ==========

{
(1)} Old Class A and Class B Common Stock was redeemed in connection with the 1996 Transaction (see Note 9).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED
                                                        --------------------------------------------------------
                                                         DECEMBER 27,         DECEMBER 28,           DECEMBER 30,
                                                             1997                 1996                  1995
                                                         ------------         ------------          ------------
OPERATING ACTIVITIES
Net income (loss)                                        $   (14,411)          $   (3,347)           $    6,333
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                            16,800               10,807                 8,568
      Non-cash interest expense                                2,005                1,212                   950
      Amortization                                             2,226                  524                   968
      Interest funded by assets held in trust                 11,255                5,412                     -
      Non-cash compensation                                        -                  358                  (215)
      Write-off of deferred acquisition costs                    515                    -                   390
      Loss on sale of property and equipment                     226                  302                   127
      Deferred income taxes                                        -                   53                  (964)
        Changes in operating assets and
           liabilities:
           Accounts receivable, net                           (2,290)              (1,716)               (1,989)
           Inventories                                         2,767               (1,710)                  926
           Prepaid expenses and other                           (137)                 520                  (964)
             receivables
           Other assets                                         (225)                  (5)                  (14)
           Accounts payable and accrued expenses              (4,516)               1,899                (1,000)
           Income taxes payable                                  (61)                 117                  (147)
                                                         ------------         ------------          ------------
Net cash provided by operating activities                     14,154               14,426                12,969

INVESTING ACTIVITIES
Additions to property and equipment                          (16,774)             (13,581)              (11,247)
Proceeds from disposal of property and equipment               1,078                   94                    20
Acquisitions of businesses                                   (86,406)              (1,152)              (14,158)
                                                         ------------         ------------          ------------
Net cash used for investing activities                      (102,102)             (14,639)              (25,385)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                            85,703              105,000                     -
Payments on long-term borrowings                              (2,584)                (500)                 (500)
Payments on capital lease                                       (237)                (217)                 (198)
Reclassification of cash held for acquisition                      -                    -                12,000
Exercise of management stock options                               -                1,130                     -
Proceeds from issuance of common stock                           325               52,797                     -
Proceeds from issuance of preferred stock
  and warrants                                                     -                    -                14,571
Rollover investments and share repurchases                         -             (125,219)                    -
Assets held in trust                                               -              (35,600)                    -
Net payments to public warrant holders                             -               (4,502)                    -
Debt issuance costs                                           (2,763)              (5,090)                 (178)
                                                         ------------         ------------          ------------
Net cash provided by financing activities                     80,444                2,370                11,124
                                                         ------------         ------------          ------------

Net increase(decrease)in cash and cash equivalents            (7,504)               2,157                (1,292)
Cash and cash equivalents at beginning of year                10,192                8,035                 9,327
                                                         ------------         ------------          ------------

Cash and cash equivalents at end of year                    $  2,688            $  10,192              $  8,035
                                                         ============         ============          ============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            BPC HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)


NOTE 1. ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiaries Berry Plastics Corporation ("Berry" or the "Company"), Berry Iowa Corporation ("Berry Iowa"), Berry Sterling Corporation ("Berry Sterling"), Berry Tri-Plas Corporation ("Berry Tri-Plas"), Berry Plastics Design Corporation ("Berry Design"), PackerWare Corporation ("PackerWare"), and Venture Packaging, Inc. ("Venture Packaging") and its subsidiaries Venture Packaging Midwest, Inc. and Venture Packaging Southeast, Inc., manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; York, Pennsylvania; Suffolk, Virginia; Anderson, South Carolina; Monroeville, Ohio; and Lawrence, Kansas.

On September 16, 1996, Berry announced the consolidation of its Winchester, Virginia facility with other Company locations, including Charlotte, North Carolina; Evansville, Indiana; and Iowa Falls, Iowa. In conjunction with the PackerWare acquisition in January 1997 (see Note 3), the Company also acquired a manufacturing facility in Reno, Nevada. This facility was closed in 1997, and its operations were consolidated into the Henderson, Nevada facility.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1997," "1996" and "1995" relate to the fiscal years ended December 27, 1997, December 28, 1996, and December 30, 1995, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of Holding and its subsidiaries all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly-owned subsidiaries, operates in one industry segment. The Company is a domestic manufacturer and marketer of plastic packaging, with sales concentrated in four product groups within this market: aerosol overcaps, rigid open-top containers, plastic drink cups, and housewares/lawn and garden. The Company's customers are located principally throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $68 million in 1997 (excluding specialty resins). Dow Chemical Corporation is the principal supplier (approximately 56%) of the Company's total resin material requirements. The Company also uses other suppliers such as Union Carbide, Chevron, Phillips and Equistar (formerly Lyondell and Millennium) to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

The Company is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid waste in landfills. While the principal resins used by the Company are recyclable and, therefore, reduce the Company's exposure to legislation promulgated to date, there can be no assurance that future legislation or regulatory initiatives would not have a material adverse effect on the Company. Legislation, if promulgated, requiring plastics to be degradable in landfills or to have minimum levels of recycled content would have a significant impact on the Company's business as would legislation providing for disposal fees or limiting the use of plastic products.

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

The costs in excess of net assets acquired represent the excess purchase price over the fair value of the net assets acquired in the original acquisition of Berry Plastics and subsequent acquisitions. These costs are being amortized over a range of 15 to 20 years.

Covenants not to compete relating to agreements made with certain selling shareholders of acquired companies are being amortized over the respective life of the agreement.

Holding periodically evaluates the value of intangible assets to determine if an impairment has occurred. This evaluation is based on various analyses including reviewing anticipated cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain   amounts   on  the  1996  and  1995  financial  statements  have  been reclassified to conform with the 1997 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Statements will affect the disclosure requirement for financial statements beginning in 1998. The Company expects that the new reporting requirements will have no material effect on its financial position or results of operations.

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

On January 17, 1997, the Company acquired certain assets and assumed certain liabilities of Container Industries, Inc. ("Container Industries") of Pacoima, California for $2.9 million. The purchase was funded out of operating funds. The operations of Container Industries are included in the Company's operations since the acquisition date using the purchase method of accounting.

On January 21, 1997, the Company acquired the outstanding stock of PackerWare Corporation, a Kansas corporation, for aggregate consideration of approximately $28.1 million and merged PackerWare with a newly-formed, wholly-owned subsidiary of the Company (with PackerWare being the surviving corporation). The purchase was primarily financed through the Credit Facility (see Note 5). The operations of PackerWare are included in the Company's operations since the acquisition date using the purchase method of accounting.

On May 13, 1997, Berry Design, a newly-formed wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Virginia Design Packaging Corp. ("Virginia Design") for approximately $11.1 million. The purchase was financed through the Credit Facility (see Note 5). The operations of Berry Design are included in the Company's operations since the acquisition date using the purchase method of accounting.

On August 29, 1997, the Company acquired the outstanding common stock of Venture Packaging for aggregate consideration of $43.7 million and merged Venture Packaging with a newly formed subsidiary of the Company (with Venture Packaging being the surviving corporation). The purchase was primarily financed through the Credit Facility (see Note 5). Additionally, preferred stock and warrants were issued to certain selling shareholders of Venture Packaging (see Note 9). The operations of Venture Packaging are included in the Company's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Sterling Acquisition and the Tri-Plas Acquisition occurred on January 1, 1995; and the Container Industries, PackerWare, Virginia Design, and Venture acquisitions occurred on December 31, 1995.

                                                                 YEAR ENDED
                                ---------------------------------------------------------------------------
                                  DECEMBER 27, 1997           DECEMBER 28, 1996          DECEMBER 30, 1995
                                --------------------         -------------------        -------------------
Net sales                            $ 261,531                    $ 257,098                  $ 157,263
Income (loss)before income taxes       (17,699)                      (9,932)                     4,274
Net income (loss)                      (17,837)                     (10,171)                     3,859

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

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                         DECEMBER 27,                  DECEMBER 28,
                                                            1997                         1996
                                                        --------------                --------------
     Deferred financing and origination fees               $ 14,578                      $ 12,593
     Covenants not to compete                                 4,598                           100
     Excess of cost over net assets acquired                 32,464                         5,029
     Deferred acquisition costs                                  13                           527
     Accumulated amortization                                (6,548)                       (3,497)
                                                        --------------                --------------
                                                           $ 45,105                      $ 14,752
                                                        ==============                ==============


 Excess of cost over net assets acquired increased due to the acquisitions of PackerWare, Container Industries, Virginia Design, and Venture Packaging to the
 extent the purchase price exceeded the fair value of the net assets acquired.
  The increase in covenants not to compete represents agreements entered into with certain selling shareholders of the acquired companies in 1997.

                            NOTE 5. LONG-TERM DEBT

                   Long-term debt consists of the following:

                                                         DECEMBER 27,                  DECEMBER 28,
                                                            1997                         1996
                                                        --------------                --------------
Holding 12.50% Senior Secured Notes                        $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes                      100,000                       100,000
Term loans                                                   58,300                             -
Revolving line of credit                                     25,654                             -
Nevada Industrial Revenue Bonds                               5,000                         5,500
Iowa Industrial Revenue Bonds                                 5,400                         5,400
South Carolina Industrial Development Bonds                   6,985                             -
Capital lease obligation payable through December               547                           785
1999
Debt discount                                                  (551)                         (639)
                                                        --------------                --------------
                                                             306,335                      216,046
Less current portion of long-term debt                         7,619                          738
                                                        --------------                --------------
                                                            $298,716                     $215,308
                                                        ==============                ==============

HOLDING 12.50% SENIOR SECURED NOTES

On June 18, 1996, Holding, as part of a recapitalization (see Note 9), issued 12.50% Senior Secured Notes due 2006 (the "1996 Offering") for net proceeds, after expenses, of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the notes). These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest is payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof.

In connection with the 1996 Notes, $35.6 million was placed in escrow, which has been invested in U.S. government securities, to pay three years' interest on the notes. Pending disbursement, the trustee will have a first priority lien on the escrow account for the benefit of the holders of the 1996 Notes. Funds may be disbursed from the escrow account only to pay interest on the 1996 Notes and, upon certain repurchases or redemptions of the notes, to pay principal of and premium, if any, thereon. The balance in the escrow account as of December 27, 1997 is $18.9 million.

The 1996 Notes rank senior in right of payment to all existing and future subordinated indebtedness of Holding, including Holding's subordinated guarantee of the 1994 Notes (as defined hereinafter) and PARI PASSU in right of payment with all senior indebtedness of Holding. The 1996 Notes are effectively subordinated to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility, the Nevada and Iowa Industrial Revenue Bonds, and the South Carolina Industrial Development Bonds.

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

The 1994 Notes rank PARI PASSU with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility, the Nevada and Iowa Industrial Revenue Bonds, and the South Carolina Industrial Development Bonds.

The 1994 Indenture contains certain covenants which, among other things, limit Berry and its subsidiaries' ability to incur debt, merge or consolidate, sell, lease or transfer assets, make dividend payments and engage in transactions with affiliates.

CREDIT FACILITY

Concurrent with the PackerWare acquisition, the Company entered into a financing and security agreement (the "Security Agreement") with NationsBank, N.A. for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "Credit Facility"). As a result of the acquisition of assets of Virginia Design and the acquisition of Venture Packaging, the Credit Facility was amended and increased to $127.2 million. The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries. The Credit Facility replaced the facility previously provided by Fleet Capital Corporation.

The Credit Facility provides the Company with a $50 million revolving line of credit, subject to a borrowing base formula, a $58.3 million term loan facility and a $18.9 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds and the South Carolina Industrial Development Bonds. The Company borrowed all amounts available under the term loan facility to finance the PackerWare, Virginia Design and Venture Packaging acquisitions. At December 27, 1997, the Company had unused borrowing capacity under the Credit Facility's borrowing base with respect to the revolving line of credit of approximately $12.5 million.

The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic quarterly payments, varying in amount, beginning in 1998 through the maturity of the facility. Interest on borrowings on the Credit Facility will be based on the lender's base rate plus .5% or LIBOR plus 2.0%, at the Company's option.

The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness, and (iii) limitations on capital expenditures.

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Revenue Bonds bear interest at a variable rate (4.6% at December 27, 1997 and December 28, 1996), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by NationsBank under the Credit Facility and mature in April 2007.

IOWA INDUSTRIAL REVENUE BONDS

The Iowa Industrial Revenue Bonds bear interest at a variable rate (4.4% and 4.0% at December 27, 1997 and December 28, 1996, respectively), require no periodic principal payments, are collateralized by irrevocable letters of credit issued by NationsBank under the Credit Facility and mature in August 1998. The Company plans to refinance these bonds through a term loan under the Credit Facility.

SOUTH CAROLINA INDUSTRIAL DEVELOPMENT BONDS

The South Carolina Industrial Bonds bear interest at a variable rate (4.3% at December 27, 1997), require semi-annual principal payments of $0.3 million on April 1 and October 1 with a final balloon payment of $0.9 on April 1, 2010, and are collateralized by irrevocable letters of credit issued by NationsBank under the Credit Facility.

OTHER

Future maturities of long-term debt are as follows: 1998, $7,619; 1999, $17,643; 2000, $13,875; 2001, $13,510; 2002, $43,104 and $211,135 thereafter.

Interest  paid  was $29,927, $19,744 and  $13,432  for  1997,  1996  and  1995,
respectively. Interest capitalized was $341, $225 and $350 for 1997, 1996 and 1995, respectively.

NOTE 6. LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. Capitalized lease property consisted of manufacturing equipment with a cost of $1,661 and related accumulated amortization of $831 and $664 at December 27, 1997 and December 28, 1996, respectively. Capital lease amortization is included in depreciation expense. Total rental expense for operating leases was  approximately  $3,332,  $2,344,  and  $1,515  for 1997,  1996,  and  1995,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                              AT DECEMBER 28, 1997
                                                       --------------------------------------
                                                       CAPITAL LEASES        OPERATING LEASES
                                                       --------------        ----------------
     1998                                                  $ 301                 $ 4,041
     1999                                                    301                   3,064
     2000                                                      -                   2,824
     2001                                                      -                   2,696
     2002                                                      -                   1,987
     Thereafter                                                -                   1,921
                                                       --------------        ----------------
                                                             602                $ 16,533
                                                                             ================
     Less:  amount representing interest                      55
                                                       --------------

     Present value of net minimum lease payments          $  547
                                                       ==============

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets at December 27, 1997 and December 28, 1996 are as follows:

                                                         DECEMBER 27,          DECEMBER 28,
                                                             1997                 1996
                                                         ------------         ------------
Deferred tax liabilities:
  Tax over book depreciation                               $ 11,073             $ 2,316
  Other                                                           -                 104
                                                         ------------         ------------
    Total deferred tax liabilities                           11,073               2,420

Deferred tax assets:
  Allowance for doubtful accounts                               590                 331
  Inventory                                                   1,391                 350
  Compensation and benefit accruals                           1,198                 719
  Insurance reserves                                            338                 207
  Net operating loss carryforwards                            8,372               1,916
  Alternative minimum tax (AMT) credit                        2,049               2,003
      carryforwards
                                                         ------------         ------------
      Total deferred tax assets                              13,938               5,526
                                                         ------------         ------------
                                                              2,865               3,106
Valuation allowance for net deferred tax assets                (816)             (1,103)
                                                         ------------         ------------
Net deferred tax assets                                     $ 2,049             $ 2,003
                                                         ============         ============

Income tax expense consists of the following:

                                              DECEMBER 27,  DECEMBER 28,   DECEMBER 30,
                                                 1997          1996           1995
                                             ------------   ------------   ------------
Current
  Federal                                     $    -         $    -         $ 1,404
  State                                          138            186             237
Deferred
  Federal                                          -             69            (900)
  State                                            -            (16)            (63)
                                             ------------   ------------   ------------
Income tax expense                            $  138         $  239         $   678
                                             ============   ============   ============


Holding has unused operating loss carryforwards of approximately $21.7 million for federal income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. A tax sharing agreement is in place that allows Holding to make losses available to Berry.

Income taxes paid during 1997, 1996 and 1995 approximated $47, $528, and $2,001, respectively.

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                            YEAR ENDED
                                             ------------------------------------------
                                              DECEMBER 27,  DECEMBER 28,   DECEMBER 30,
                                                 1997          1996           1995
                                             ------------   ------------   ------------
Federal income tax expense (benefit)
  at statutory rate                           $(4,853)       $(1,057)       $2,384
State income tax expense, net of                  138            112           115
  federal benefit
Amortization of goodwill                          285              -             -
Expenses not deductible for income tax            219             51            19
  purposes
Change in valuation allowance for net
  deferred tax assets                           4,298          1,103        (1,869)
Other                                              51             30            29
                                             ------------   ------------   ------------
Income tax expense                            $   138        $   239        $  678
                                             ============   ============   ============

NOTE 8. EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $629, $531, and $384 for 1997, 1996 and 1995, respectively.

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

The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A voting Common Stock (the "Class A Voting Stock"), 500,000 shares are designated Class A Nonvoting Common Stock (the "Class A Nonvoting Stock"), 500,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock"), and 500,000 shares are designated Class C Nonvoting Common Stock (the "Class C Nonvoting Stock").

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

In conjunction with the Venture Packaging acquisition, Holding authorized and issued 200,000 shares of Series B Cumulative Preferred Stock to certain selling shareholders of Venture Packaging. The Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14.75% per annum and will accumulate until declared and paid. The Preferred Stock ranks junior to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase 9,924 shares of Class B Non-Voting Common Stock at $108 per share were issued to the same selling shareholders of Venture Packaging.

STOCK OPTION PLAN

Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") which reserved 45,620 shares for future issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. During 1997, amendments were approved to the Option Plan reserving an additional 6,000 shares for future issuance. These options are subject to various option agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. Option prices range from $100 to $108 per share.

FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma effects on Holding's 1997, 1996 and 1995 consolidated statements of operations using the fair value method prescribed by Statement 123 have not been disclosed because there is no material difference between results obtained using this method and using the criteria set forth in APB 25.

Information related to the Option Plan is as follows:

                                               DECEMBER 27, 1997               DECEMBER 28, 1996
                                         -----------------------------   ----------------------------
                                                            Weighted                       Weighted
                                           Number            Average       Number           Average
                                             of             Exercise         of            Exercise
                                           Shares             Price        Shares            Price
                                         -----------------------------   -----------------------------

Options outstanding, beginning of year   43,393             $100                 -            $  -
Options granted                           5,425              106            43,768             100
Options exercised                             -                -                 -               -
Options canceled                         (1,110)             100              (375)            100
Options outstanding, end of year         47,708              101            43,393             100

Option price range at end of year              $100 - $108                          $100
Options available for grant at year end           3,912                            2,227
Weighted average fair value of options
  granted during year                             $106                              $100


 The following table summarizes information about the options outstanding at December 27, 1997:


                                                                         Weighted
 Range of                                        Weighted Average          Average               Number
Exercise              Number Outstanding      Remaining Contractual      Exercise           Exercisable at
Prices               at December 27, 1997             Life                 Price           December 27, 1997
-------------------------------------------------------------------------------------------------------------
$100 - $108             47,708                     4 years            $100.72               13,561

STOCKHOLDERS AGREEMENTS

Holding entered into a new stockholders agreement (the "New Stockholders Agreement") dated as of June 18, 1996 with the Common Stock Purchasers, certain management stockholders and, for limited purposes thereunder, the Preferred Stock Purchasers. The New Stockholders Agreement grants certain rights including, but not limited to, designation of members of Holding's Board of Directors, the initiation of an initial public offering of equity securities of the Company or a sale of Holding. The agreement also restricts certain transfers of Holding's equity.

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

NOTE 10. RELATED PARTY TRANSACTIONS

The Company is party to a management agreement (the "Management Agreement") with First Atlantic Capital, Ltd. ("First Atlantic"). In connection with the 1996 Transaction, Holding paid a fee of $1,250 plus reimbursement for out-of-pocket expenses to First Atlantic for advisory services, including originating, structuring and negotiating the 1996 Transaction. First Atlantic also received advisory fees of $966 for originating, structuring and negotiating the 1997 acquisitions and a $100 advisory fee in both March and December 1995 for originating, structuring and negotiating the Sterling Products acquisition and the Tri-Plas acquisition, respectively.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $771, $788 and $817 for fiscal 1997, 1996, and 1995, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

The Company's financial instruments generally consist of cash and cash equivalents and the Company's long-term debt. The carrying amounts of the Company's financial instruments approximate fair value at December 27, 1997, except for the 1994 Notes and the 1996 Notes for which the fair value exceed the carrying value by approximately $10.0 million and $10.5 million, respectively.

NOTE 12. SUMMARY UNAUDITED FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes unaudited financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation and subsidiaries:

                                                         DECEMBER 27,          DECEMBER 28,
                                                             1997                 1996
                                                         ------------         ------------
CONSOLIDATED BALANCE SHEETS
Current assets                                             $  62,824            $  42,445
Property and equipment - net of accumulated depreciation     108,218               55,664
Other noncurrent assets                                       44,480               12,046
Current liabilities                                           42,158               26,220
Noncurrent liabilities                                       205,172              113,113
Equity (deficit)                                             (31,808)             (29,177)

                                                            YEAR ENDED
                                             ------------------------------------------
                                              DECEMBER 27,   DECEMBER 28,  DECEMBER 30,
                                                 1997          1996           1995
                                             ------------   ------------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales                                     $226,954       $151,058        $140,681
Cost of goods sold                             180,249        110,110         102,484
Income (loss) before income taxes               (2,493)         6,490           6,861
Net income (loss)                               (2,631)         5,989           6,183

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                    BERRY PLASTICS CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


      /s/ Roberto Buaron      Chairman of the Board of Directors       March 20, 1998
     ----------------------
       Roberto Buaron
                              President, Chief Executive Officer
                                and Director (Principal Executive
     /s/ Martin R. Imbler       Officer)                               March 20, 1998
     ----------------------
      Martin R. Imbler
                               Executive Vice President, Chief Financial
                                 Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting
     /s/ James M. Kratochvil     Officer)                              March 20, 1998
     ----------------------
      James M. Kratochvil


     /s/ Douglas E. Bell       Director                                March 20, 1998
     ----------------------
      Douglas E. Bell


     /s/ Ira G. Boots          Director                                March 20, 1998
     ----------------------
      Ira G. Boots


     /s/ David M. Clarke       Director                                March 20, 1998
     ----------------------
      David M. Clarke


     /s/ Lawrence G. Graev     Director                                March 20, 1998
     ----------------------
      Lawrence G. Graev


     /s/ Donald J. Hofmann     Director                                March 20, 1998
     ----------------------
      Donald J. Hofmann


     /s/ James A. Long         Director                                March 20, 1998
     ----------------------
      James A. Long


     /s/ Mathew J. Lori         Director                                March 20, 1998
     ---------------------
      Mathew J. Lori

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                    BPC HOLDING CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron         Chairman of the Board of Directors     March 20, 1998
     ----------------------
      Roberto Buaron

                                President and Director (Principal
     /s/ Martin R. Imbler       Executive Officer)                     March 20, 1998
     ----------------------
      Martin R. Imbler
                                Executive Vice President, Chief Financial
                                Officer and Secretary (Principal
     /s/ James M. Kratochvil    Financial and Accounting Officer)      March 20, 1998
     ----------------------
      James M. Kratochvil


     /s/ David M. Clarke        Director                               March 20, 1998
     ----------------------
      David M. Clarke


     /s/ Lawrence G. Graev      Director                               March 20, 1998
     ----------------------
      Lawrence G. Graev


     /s/ Donald J. Hofmann      Director                               March 20, 1998
     ----------------------
      Donald J. Hofmann


     /s/ James A. Long          Director                               March 20, 1998
     ----------------------
      James A. Long


     /s/ Mathew J. Lori         Director                               March 20, 1998
     ----------------------
      Mathew J. Lori

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                    BERRY IOWA CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron        Chairman of the Board of Directors      March 20, 1998
     ----------------------
      Roberto Buaron

                               President, Chief Executive Officer and
     /s/ Martin R. Imbler      Director (Principal Executive Officer)  March 20, 1998
     ----------------------
      Martin R. Imbler
                               Executive Vice President, Chief Financial
                               Officer, Secretary and Treasurer (Principal
     /s/ James M. Kratochvil   Financial and Accounting Officer)       March 20, 1998
     ----------------------
      James M. Kratochvil


     /s/ James A. Long         Director                                March 20, 1998
     ----------------------
      James A. Long

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                    BERRY TRI-PLAS CORPORATION



                                    By    /S/ MARTIN R. IMBLER
                                    -----------------------------
                                      Martin R. Imbler
                                      President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                             DATE
         ---------                     -----                             ----


     /s/ Roberto Buaron        Chairman of the Board of Directors      March 20, 1998
     ----------------------
      Roberto Buaron

                               President, Chief Executive Officer and
     /s/ Martin R. Imbler      Director (Principal Executive Officer)  March 20, 1998
     ----------------------
      Martin R. Imbler
                               Executive Vice President, Chief Financial
                               Officer, Secretary and Treasurer (Principal
     /s/ James M. Kratochvil   Financial and Accounting Officer)       March 20, 1998
     ----------------------
      James M. Kratochvil


     /s/ James A. Long         Director                                March 20, 1998
     ----------------------
      James A. Long

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH  REPORTS  FILED PURSUANT
         TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT   REGISTERED
         SECURITIES PURSUANT TO SECTION 12 OF THE ACT


The Registrants have not sent any annual report or proxy material to securityholders.

                            BPC HOLDING CORPORATION
                               (PARENT COMPANY)

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS

                                                            DECEMBER 27,    DECEMBER 28,
                                                               1997            1996
                                                           ------------     ------------
                                                                   (IN THOUSANDS)
ASSETS
Cash                                                       $       708        $     389
Other assets (principally investment in subsidiary)            (31,808)         (29,177)
Assets held in trust                                            18,933           30,188
Intangible assets                                                4,281            4,789
Due from Berry Plastics Corporation                              8,095            2,804
Other                                                                -              277
                                                           ------------     ------------
Total assets                                               $       209        $   9,270
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities                                        $       510        $     704
Accrued dividends                                                3,674            1,116
Long-term debt                                                 105,000          105,000
                                                           ------------     ------------
Total liabilities                                              109,184          106,820

Preferred stock                                                 16,509           11,216
Class A common stock                                                 4                4
Class B common stock                                                 2                2
Class C common stock                                                 -                -
Treasury stock                                                     (22)             (22)
Additional paid-in capital                                      49,374           51,681
Warrants                                                         3,511            3,511
Retained earnings (deficit)                                   (178,353)        (163,942)
                                                           ------------     ------------
Total stockholders' equity (deficit)                          (108,975)         (97,550)
                                                           ------------     ------------
Total liabilities and stockholders' equity (deficit)       $       209        $   9,270
                                                           ============     ============

                            BPC HOLDING CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 27,   DECEMBER 28,   DECEMBER 30,
                                                 1997          1996           1995
                                             ------------   ------------   ------------
                                                            (In thousands)
Net sales                                      $       -      $       -      $      -
Cost of goods sold                                     -              -             -
Gross profit                                           -              -             -
Operating expenses                                   220          3,304          (150)
Other expense                                     11,560          6,294             -
                                             ------------   ------------   ------------
Income(loss)before income taxes and
  equity in net income of subsidiary             (11,780)        (9,598)          150
Equity in net income (loss) of subsidiary         (2,631)         5,989         6,183
                                             ------------   ------------   ------------
Income (loss) before income taxes                (14,411)        (3,609)        6,333
Income taxes                                           -           (262)            -
                                             ------------   ------------   ------------
Net income (loss)                                (14,411)        (3,347)        6,333
Preferred stock dividends                         (2,558)        (1,116)            -
                                             ------------   ------------   ------------
Net income (loss)attributable to
  common shareholders                          $ (16,969)      $ (4,463)      $ 6,333
                                             ============   ============   ============

                            BPC HOLDING CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 27     DECEMBER 28   DECEMBER 30,
                                                 1997          1996           1995
                                             ------------   ------------   ------------
                                                            (In thousands)
Net income (loss)                             $  (14,411)     $  (3,347)     $ 6,333
Adjustments to reconcile net loss
  provided by operating activities:
  Net loss (income) of subsidiary                  2,631         (5,989)      (6,183)
  Amortization and non cash interest                 726            441            -
  Interest funded by assets held in trust         11,256          5,412            -
  Non-cash compensation                                -            358         (215)
  Changes in operating assets and liabilities       (208)           427           66
                                             ------------   ------------   ------------
Net cash provided by (used for)operating
  activities                                          (6)        (2,698)           1

Net cash provided by investing activities              -              -            -

Net cash provided by financing activities:
  Exercise of management stock options                 -          1,130            -
  Proceeds from senior secured notes                   -        105,000            -
  Proceeds from issuance of common and
    preferred stock and warrants                     325         67,369            -
  Rollover investments and share                       -       (125,219)           -
    repurchases
  Assets held in trust                                 -        (35,600)           -
  Net payments to warrant holders                      -         (4,502)           -
  Debt issuance costs                                  -         (5,069)           -
  Other                                                -            (22)          (1)
                                             ------------   ------------   ------------
Net cash from financing activities                   325          3,087            -
                                             ------------   ------------   ------------

Net increase in cash and cash                        319            389            -
  equivalents
Cash and cash equivalents at beginning               389              -            -
   of year
                                             ------------   ------------   ------------
Cash and equivalents at end of year              $   708        $   389       $    -
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

  (2) GUARANTEE. Berry had approximately $201.3 million and $111.0 million of long-term debt outstanding at December 27, 1997 and December 28, 1996, respectively.  Under the terms of the debt agreements, Holding has guaranteed the payment of all principal and interest.

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)



                                                                             CHARGED TO
                                         BALANCE AT        CHARGED TO          OTHER                                BALANCE AT
                                         BEGINNING         COSTS AND          ACCOUNTS -         DEDUCTIONS -         END OF
   DESCRIPTION                            OF PERIOD         EXPENSES           DESCRIBE            DESCRIBE            YEAR
-----------------------------            ----------        ----------       -------------        ------------       -----------

Year ended December 27, 1997:
Allowance for doubtful accounts            $ 618             $ 325            $  358 (2)          $  263 (1)           $ 1,038

Year ended December 28, 1996:
Allowance for doubtful accounts            $ 737             $ 322               $  -             $  441 (1)            $ 618

Year ended December 30, 1995:
Allowance for doubtful accounts            $ 503             $ 216            $ 299 (2)           $  281 (1)            $ 737


(1) Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.









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

  2.5 Asset Purchase Agreement dated January 23, 1996, between the Company and Alpha Products, Inc. (filed as Exhibit 2.5 to the 1995 Form 10-K and incorporated herein by reference)

  2.6 Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, by and among Holding, BPC Mergerco, Inc. ("Mergerco") and the other parties thereto (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 1996 (the "Form 8-K") and incorporated herein by reference)

  2.7 Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, by and among Holding, Mergerco, Chase Venture Capital Associates, L.P. ("CVCA") and The Northwestern Mutual Life Insurance Company ("Northwestern") (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

  2.8 Agreement and Plan of Merger dated as of June 18, 1996, by and between Holding and Mergerco (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

  2.9 Certificate of Merger of Mergerco with and into Holding, dated as of June 18, 1996 (filed as Exhibit 2.9 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "Form S-4") and incorporated herein by reference)

  2.10 Agreement and Plan of Reorganization dated as of January 14, 1997 (the "PackerWare Reorganization Agreement"), among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the shareholders of PackerWare (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 1997 (the "1997 8-K") and incorporated herein by reference)

  2.11 Amendment to the PackerWare Reorganization Agreement dated as of January 20, 1997 (filed as Exhibit 2.2 to the 1997 8-K and incorporated herein by reference)

  2.12 Asset Purchase Agreement dated as of January 17, 1997, among the Company, Container Industries, Inc. and the shareholders of Container Industries, Inc. (filed as Exhibit 2.12 to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (the "1996 Form 10-
          K) and incorporated herein by reference)

  2.13 Agreement and Plan of Reorganization dated as of January 14, 1997, as amended on January 20, 1997, among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the Shareholders of PackerWare Corporation (filed as Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed February 3, 1997 and incorporated herein by reference)

 *2.14 Asset Purchase Agreement dated May 13, 1997, among the Company, Berry Plastics Design Corporation, Virginia Design Packaging Corp. and the shareholders of Virginia Design Packaging Corp.

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

  3.9 Certificate of Amendment to the Certificate of Incorporation of Berry Tri-Plas Corporation (filed as Exhibit 3.9 to the 1996 Form 10-K and incorporated herein by reference)

 *3.10 Certificate of Designation, Preferences, and Rights of Series B Cumulative Preferred Stock of BPC Holding Corporation.

  4.1 Form of Indenture between the Company and United States Trust Company of New York, as Trustee (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

  4.2 Warrant Agreement between Holding and United States Trust Company of New York, as Warrant Agent (filed as Exhibit 4.2 to the Form S-1 and incorporated herein by reference)

  4.3 Indenture dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Trustee (the "Trustee"), relating to Holding's Series A and Series B 12.5% Senior Secured Notes Due 2006 (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference)

  4.4 Pledge, Escrow and Disbursement Agreement dated as of June 18, 1996, by and among Holding, the Trustee and First Trust of New York, National Association, as Escrow Agent (filed as Exhibit 4.4 to the Form S-4 and incorporated herein by reference)

  4.5 Holding Pledge and Security Agreement dated as of June 18, 1996, between Holding and First Trust of New York, National Association, as Collateral Agent (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference)

  4.6 Registration Rights Agreement dated as of June 18, 1996, by and among Holding and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") (filed as Exhibit 4.6 to the Form S-4 and incorporated herein by reference)

  4.7 BPC Holding Corporation 1996 Stock Option Plan (filed as Exhibit 4.7 to the 1996 Form 10-K and incorporated herein by reference)

  4.8     Form  of Nontransferable  Performance-Based  Incentive  Stock  Option
          Agreement   (filed   as  Exhibit  4.7  to  the  1996  Form  10-K  and
          incorporated herein by reference)

*10.1 Amended and Restated Financing and Security Agreement dated as of August 29, 1997, by and between NationsBank, N.A. and the Company

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

 10.17 Guaranty dated as of February 12, 1992, by the Company in favor of the City of Iowa Falls, Iowa, The First National Bank of Boston and certain other parties named therein (filed as Exhibit 10.14 to the Form S-1 and incorporated herein by reference)

 10.18 Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

 10.19 Loan and Trust Agreement dated as of August 30, 1988, as amended, among the City of Iowa Falls, Iowa, Berry Iowa, the First National Bank of Boston, as Trustee, and Canadian Imperial Bank of Commerce (New York) (filed as Exhibit 10.19 to the Form S-1 and incorporated herein by reference)

 10.20 Irrevocable Standby Letter of Credit of NationsBank, N.A. dated March 12, 1997 (filed as Exhibit 10.20 to the 1996 Form 10-K and incorporated herein by reference)

 10.21    Letter  of  Credit  of Fleet National Bank of Connecticut  (filed  as
          Exhibit 10.26 to the 1995 Form 10-K and incorporated herein by reference)

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

 10.3 Second Amended and Restated Management Agreement dated June 18, 1996, between First Atlantic Capital, Ltd. and the Company (filed as
          Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

*10.30 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Willard J. Rathbun.

*10.31 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Craig Rathbun.

*21       List of Subsidiaries

*27       Financial Data Schedule


*  Filed herewith.