Form 10-Q
period 1998-03-28
BERRY PLASTICS CORP
filed 1998-05-07
CIK 919463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998

                                      or

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

                                       Number of Shares Outstanding
     COMMON STOCK                        AS OF MARCH 29, 1998
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

                             FORM 10-Q INDEX

                FOR QUARTERLY PERIOD ENDED MARCH 28, 1998



                                                          PAGE NO.
                                                          --------
Part I. Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                      3
              Consolidated Statements of Operations            5
              Consolidated Statement of Changes in
                Stockholders' Equity (Deficit)                 6
              Consolidated Statements of Cash Flows            7
              Notes to Consolidated Financial Statements       8

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    12

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of
                Security Holders                              14

      Item 6. Exhibits and Reports on Form 8-K                14

SIGNATURE                                                     15

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                    MARCH 28,            DECEMBER 27,
                                                      1998                  1997
                                                 --------------         --------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $  2,713               $  2,688
  Accounts receivable (less allowance for
  doubtful accounts of $901 at March 28,1998
  and $1,038 at December 27, 1997)                      36,776                 28,385

  Inventories:
    Finished goods                                      23,280                 22,029
    Raw materials and supplies                           7,136                  7,429
                                                 --------------         --------------
                                                        30,416                 29,458
  Prepaid expenses and other receivables                 1,687                  1,834
  Income taxes recoverable                                 355                  1,167
                                                 --------------         --------------
Total current assets                                    71,947                 63,532

Assets held in trust                                    19,950                 19,738

Property and equipment:
  Land                                                   6,112                  5,811
  Buildings and improvements                            34,322                 33,891
  Machinery, equipment and tooling                     126,284                122,991
  Automobiles and trucks                                 1,251                  1,241
  Construction in progress                               6,168                 10,357
                                                 --------------         --------------
                                                       174,137                174,291
  Less accumulated depreciation                         69,214                 66,073
                                                 --------------         --------------
                                                       104,923                108,218
Intangible assets:
  Deferred financing and origination fees, net          10,350                 10,849
  Covenants not to compete, net                          4,172                  3,940
  Excess of cost over net assets acquired, net          29,309                 30,303
  Deferred acquisition costs                                43                     13
                                                 --------------         --------------
                                                        43,874                 45,105
  Deferred income taxes                                  2,049                  2,049
  Other                                                    991                    802
                                                 --------------         --------------
Total assets                                          $243,734               $239,444
                                                 ==============         ==============

                   BPC Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                    MARCH 28,            DECEMBER 27,
                                                      1998                  1997
                                                 --------------         --------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $  15,988              $  16,732
  Accrued expenses and other liabilities                 6,308                  7,162
  Accrued interest                                      10,086                  3,612
  Employee compensation and payroll taxes                7,679                  7,489
  Income taxes                                              81                     55
  Current portion of long-term debt                      9,581                  7,619
                                                 --------------         --------------
Total current liabilities                               49,723                 42,669

  Long-term debt, less current portion                 297,707                298,716
  Accrued dividends on preferred stock                   4,588                  3,674
  Other liabilities                                      3,127                  3,360
                                                 --------------         --------------
                                                       355,145                348,419

Stockholders' equity (deficit):
  Class A Preferred Stock; 800,000 shares
    authorized; 600,000 shares issued and
    outstanding (net of discount of $2,989
    at March 28, 1998 and $3,062 at December
    27, 1997)                                           11,582                 11,509
  Class B Preferred Stock; 200,000 shares
    authorized, issued and outstanding                   5,000                  5,000
  Class A Common Stock; $.01 par value:
    Voting;  500,000   shares  authorized;
    91,000 shares issued and outstanding                     1                      1
    Nonvoting; 500,000 shares  authorized;
    259,000 shares issued and outstanding                    3                      3
  Class B Common Stock; $.01 par value:
    Voting;  500,000  shares  authorized;
    145,001 shares issued and outstanding                    1                      1
    Nonvoting;  500,000  shares authorized;
    57,788 shares issued and outstanding                     1                      1
  Class C Common Stock; $.01 par value:
    Nonvoting; 500,000 shares  authorized;
    16,981 shares issued and outstanding                     -                      -
  Treasury stock:  239 shares                              (22)                   (22)
  Additional paid-in capital                            48,387                 49,374
  Warrants                                               3,511                  3,511
  Retained earnings (deficit)                         (179,875)              (178,353)
                                                 --------------         --------------
Total stockholders' equity (deficit)                  (111,411)              (108,975)
                                                 --------------         --------------
Total liabilities and stockholders'
   equity (deficit)                                  $ 243,734              $ 239,444
                                                 ==============         ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   BPC Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                             (In Thousands of Dollars)

                                                           THIRTEEN WEEKS ENDED
                                                    MARCH 28,                      MARCH 29,
                                                     1998                            1997
                                               --------------	              --------------
                                                                 (UNAUDITED)
Net sales                                            $66,730                          $49,007
Cost of goods sold                                    49,248                           38,396
                                               --------------	              --------------
Gross margin                                          17,482                           10,611

Operating expenses:
  Selling                                              3,625                            2,357
  General and administrative                           4,398                            2,605
  Research and development                               394                              236
  Amortization of intangibles                            880                              278
  Other                                                1,134                              831
                                               --------------	              --------------
Operating income                                       7,051                            4,304

Other income and expense:
  Loss on disposal of property and equipment             133                                -
                                               --------------	              --------------
Income before interest and income taxes                6,918                            4,304

Interest:
  Expense                                            (8,665)                           (7,808)
  Income                                                238                               447
                                               --------------	              --------------
Loss before income taxes                             (1,509)                           (3,057)
Income taxes (credit)                                    13                              (472)
                                               --------------	              --------------
Net loss                                             (1,522)                           (2,585)

Preferred stock dividends                              (914)                             (524)
                                               --------------	              --------------
Net loss attributable to common shareholders     $   (2,436)                       $   (3,109)
                                               ==============                   ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BPC HOLDING CORPORATION
       CONSOLIDATED STATEMENTS  OF  CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS OF DOLLARS)


                                    COMMON STOCK     PREFERRED
                                                       STOCK
                                 ----------------- --------------         ADDITIONAL            RETAINED
                                 CLASS CLASS CLASS   CLASS CLASS TREASURY   PAID-IN             EARNINGS
                                    A     B     C      A     B     STOCK    CAPITAL  WARRANTS   (DEFICIT)    TOTAL
                                 ----- ----- ----- ------- ------ ------- ---------- --------  ---------- ----------
Balance at December 27, 1997     $ 4   $ 2   $ -   $11,509 $5,000  $ (22)  $ 49,374  $ 3,511    $(178,353) $(108,975)
Net loss                           -     -     -         -      -      -          -        -       (1,522)    (1,522)
Accrued  dividends on
  preferred stock                  -     -     -         -      -      -       (914)       -            -       (914)
Amortization of preferred
  stock discount                   -     -     -        73      -      -        (73)       -            -          -
Balance at March 28, 1998        $ 4   $ 2   $ -   $11,582 $5,000  $ (22)  $ 48,387  $ 3,511    $(179,875) $(111,411)






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                         (In Thousands of Dollars)

                                                               THIRTEEN WEEKS ENDED
                                                      MARCH 28,                    MARCH 29,
                                                         1998                         1997
                                                     ----------                     --------
                                                                    (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                            $  (1,522)                    $  (2,585)
Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Depreciation                                         4,888                        3,495
    Non-cash interest expense                              444                          356
    Amortization                                           880                          278
    Interest income recorded on assets held in trust      (211)                        (405)
    Write off of financing fees                              -                          390
    Loss on sale of property and equipment                 133                            -
    Deferred income taxes                                    -                         (707)
    Changes in operating assets and liabilities:
      Accounts receivable, net                          (8,390)                      (9,373)
      Inventories                                         (958)                       1,781
      Prepaid expenses and other receivables               957                          162
      Accounts payable and accrued expenses              5,130                        2,601
      Other assets                                        (301)                          26
                                                     ----------                     --------
Net cash provided by (used for) operating
  activities                                             1,050                       (3,981)

INVESTING ACTIVITIES
Additions to property and equipment                     (1,963)                      (2,497)
Proceeds from disposal of property
  and equipment                                              7                            -
Acquisitions of businesses                                   -                      (33,349)
                                                     ----------                     --------
Net cash used for investing activities                  (1,956)                     (35,846)

FINANCING ACTIVITIES
Proceeds from borrowings                                 2,626                       33,550
Payments on long-term borrowings                        (1,626)                           -
Payments on capital leases                                 (69)                         (57)
Payment of refinancing fees                                  -                       (1,186)
                                                     ----------                     --------
Net cash provided by financing activities                  931                       32,307
                                                     ----------                     --------
Net increase (decrease) in cash and cash                    25                       (7,520)
  equivalents
Cash and cash equivalents at beginning
  of period                                              2,688                       10,192
                                                     ----------                     --------
Cash and cash equivalents at end of period          $    2,713                   $    2,672
                                                     ==========                     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              BPC Holding Corporation and Subsidiaries

             Notes to Consolidated Financial Statements
                            (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Venture Packaging, Inc., Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., PackerWare Corporation, Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, Berry Plastics Design Corporation ("Berry Design"), and AeroCon, Inc. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended
December 27, 1997.

2. ACQUISITIONS

On January 17, 1997, Berry acquired certain assets and assumed certain liabilities of Container Industries, Inc. ("Container Industries") of Pacoima, California for $2.9 million. The purchase was funded out of operating funds. The operations of Container Industries are included in the Berry's operations since the acquisition date using the purchase method of accounting.

On January 21, 1997, Berry acquired the outstanding stock of PackerWare Corporation, a Kansas corporation, for aggregate consideration of approximately $28.1 million by way of a merger of PackerWare with a newly-formed, wholly-owned subsidiary of Berry (with PackerWare being the surviving corporation). The purchase was primarily financed through the Credit Facility (see Note 3). The
operations  of  PackerWare  are  included  in  Berry's  operations   since  the
acquisition date using the purchase method of accounting.

On May 13, 1997, Berry Design, a newly-formed wholly-owned subsidiary of Berry, acquired substantially all of the assets and assumed certain liabilities of Virginia Design Packaging Corp. ("Virginia Design") for approximately $11.1 million. The purchase was financed through the Credit Facility (see Note 3). The operations of Berry Design are included in Berry's operations since the acquisition date using the purchase method of accounting.

On August 29, 1997, Berry acquired the outstanding common stock of Venture Packaging for aggregate consideration of $43.7 million by way of a merger of Venture Packaging with a newly formed subsidiary of Berry (with Venture Packaging being the surviving corporation). The purchase was primarily financed through the Credit Facility (see Note 3). Additionally, preferred stock and warrants were issued to certain selling shareholders of Venture
Packaging. The operations of Venture Packaging are included in Berry's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Container Industries, PackerWare, Virginia Design and Venture Packaging acquisitions occurred on December 29, 1996.



                                         THIRTEEN WEEKS ENDED
                                            MARCH 29, 1997
                                            --------------
Net sales                                       $ 63,568
Loss before income taxes                         (4,367)
Net loss                                         (3,895)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                               MARCH 28,                   DECEMBER 27,
                                                 1998                           1997
                                              -----------               ---------------
Holding 12.50% Senior Secured Notes            $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes          100,000                       100,000
Term loans                                       57,002                        58,300
Revolving line of credit                         28,281                        25,654
Nevada Industrial Revenue Bonds                   5,000                         5,000
Iowa Industrial Revenue Bonds                     5,400                         5,400
South Carolina Industrial Development Bonds       6,650                         6,985
Capital lease obligation                            485                           547
Debt discount                                     (530)                         (551)
                                              -----------               ---------------
                                                307,288                       306,335
Less current portion of long-term debt            9,581                         7,619
                                              -----------               ---------------
                                               $297,707                      $298,716
                                              ===========               ===============

The current portion of long-term debt consists of $8.1 million of quarterly installments on the term loans, a $1.2 million repayment of the industrial bonds and the monthly principal payments related to a capital lease obligation.

Concurrent with the PackerWare acquisition, Berry entered into a financing and security agreement with NationsBank, N.A. (the "Credit Agreement") for a senior secured line of credit in an aggregate principal amount of $60.0 million (the "Credit Facility"). As a result of the acquisition of assets of Virginia Design and the acquisition of Venture Packaging, the Credit Facility was amended and increased to $127.2 million. The indebtedness under the Credit Facility is guaranteed by Holding and Berry's subsidiaries.

The Credit Facility provides the Company with a $50 million revolving line of credit, subject to a borrowing base formula, a $58.3 million term loan facility and a $18.9 million standby letter of credit facility to support Berry's and its subsidiaries' obligations under the Nevada and Iowa Industrial Revenue Bonds and the South Carolina Industrial Development Bonds. Berry borrowed all amounts available under the term loan facility to finance the PackerWare, Virginia Design and Venture Packaging acquisitions. Based on the borrowing formula as of March 28, 1998, Berry had approximately $18.5 million of additional available credit under the revolving line of credit.

The Credit Facility matures on January 21, 2002 unless previously terminated by Berry or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic quarterly payments, varying in amount, beginning in 1998 through the maturity of the facility.

Interest on borrowings on the Credit Facility will be based on the lender's base rate plus .5% or LIBOR plus 2.0%, at Berry's option.

The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness, and (iii) limitations on capital expenditures.

4. BERRY PLASTICS CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                         MARCH 28, 1998           December 27, 1997
                                         --------------           -----------------
CONSOLIDATED BALANCE SHEETS
Current assets                                $ 71,236                   $  62,824
Property and equipment
  -net of accumulated depreciation             104,922                     108,218
Other noncurrent assets                         43,643                      44,480
Current liabilities                             46,008                      42,158
Noncurrent liabilities                         203,930                     205,172
Equity (deficit)                               (30,137)                    (31,808)

                                                         THIRTEEN WEEKS ENDED
                                         MARCH 28, 1998                MARCH 29, 1997
                                         --------------                --------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales                                    $ 66,731                       $ 49,007
Cost of goods sold                             49,248                         38,396
Income (loss) before income taxes               1,684                             34
Net income (loss)                               1,671                           (122)

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

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 28, 1998 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED MARCH 29, 1997 (THE "PRIOR QUARTER")

      NET SALES. Net sales increased $17.7 million, or 36%, to $66.7 million for the Quarter from $49.0 million for the Prior Quarter with an approximate 3% decrease in net selling price due primarily to competitive market conditions. The increase in net sales was attributed to a combination of the addition of Venture net sales of $10.5 million, higher drink cup sales of $0.9 million, additional housewares sales of $1.2 million, and higher container sales of $5.5 million.

      GROSS MARGIN. Gross margin increased by $6.9 million to $17.5 million for the Quarter from $10.6 million for the Prior Quarter. This increase of 65% includes the combined impact of the added Venture sales volume, the cyclical impact of lower raw material costs compared to the Prior Quarter, and productivity improvement initiatives.

      OPERATING EXPENSES. Selling expenses increased by $1.3 million to $3.6 million for the Quarter from $2.4 million for the Prior Quarter principally as a result of expanded sales coverage and increased product development and marketing expenses. General and administrative expenses increased from $2.6 million for the Prior Quarter to $4.4 million for the Quarter. The increase of $1.8 million is primarily attributable to increased patent litigation expenses and increased accrued bonus expenses. During the Quarter, one-time transition expenses related to the 1997 acquisitions were $1.0 million and $0.1 million related to the shutdown of the Reno and Anderson facilities. In the Prior Quarter, one-time transition expenses for the PackerWare and Container Industries acquisitions were $0.5 million, and costs associated with the shutdown of the Winchester facility were $0.3 million.

      INTEREST EXPENSE. Interest expense increased $0.9 million to $8.7 million for the Quarter compared to $7.8 million for the Prior Quarter primarily due to additional borrowings under the Credit Facility (see Note 3) to support the 1997 acquisitions (see Note 2).

      INCOME TAX. For the Quarter, the Company incurred income tax expenses of $0.1 million compared to an income tax benefit of $0.5 million for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

      NET  LOSS  AND  EBITDA.   Net  loss  for  the  Quarter  of  $1.5  million
represented a favorable change of $1.1 million from the net loss of $2.6 million for the Prior Quarter for the reasons discussed above. EBITDA, defined as income before taxes, interest, depreciation, amortization, loss (gain) on disposal of property and equipment, write-off of deferred acquisition costs, write-off of financing fees, and one-time transition expenses was $14.0 million for the Quarter compared to $8.9 million for the Prior Quarter.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $1.1 million for the Quarter, an increase of $5.0 million from the Prior Quarter. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $3.1 million from the Prior Quarter. Net working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) also increased $1.3 million for the Quarter from the Prior Quarter.

Capital spending of $2.0 million for the Quarter included $1.0 million for molds and machines, and $1.0 million for building and accessory equipment. Berry currently intends to finance capital spending through cash flow from operations, existing cash balances, and cash available under the NationsBank, N.A. revolving credit agreement.

At March 28, 1998, the Company's cash balance was $2.7 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $18.5 million.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Action was taken by written consent of the holders of a majority of the issued and outstanding shares of all classes of voting Common Stock of Holding, which was dated February 2, 1998, to elect the following individuals to the Board of Directors: Roberto Buaron, David M. Clarke, Lawrence G. Graev, Donald J. Hofmann, Martin R. Imbler, James A. Long and Mathew J. Lori. Since that time, James A Long has resigned and the Board has elected Joseph S. Levy to fill the vacancy. Such written consent also approved the increase in the number of shares of Class B Nonvoting Common Stock available for issuance under Holding's Stock Option Plan, which was increased by 1,000 to a total of 51,620.


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


                                Berry Plastics Corporation
                                BPC Holding Corporation
                                Berry Iowa Corporation
                                Berry Tri-Plas Corporation


May 7, 1998



                                /S/ JAMES M. KRATOCHVIL
                                ---------------------------------
                                James M. Kratochvil
                                Executive Vice President, Chief Financial
                                  Officer, Treasurer and Secretary of
                                  Berry Plastics Corporation and its
                                  Subsidiaries (Principal Financial
                                  and Accounting Officer)