Form 10-Q
period 1999-07-03
BERRY PLASTICS CORP; BPC HOLDING CORP; BERRY IOWA CORP; BERRY TRI PLAS CORP; BERRY STERLING CORP; PACKERWARE CORP; BERRY PLASTICS DESIGN CORP; VENTURE PACKAGING INC; VENTURE PACKAGING MIDWEST INC; VENTURE PACKAGING SOUTHEAST INC
filed 1999-08-09
CIK 919463, 919465, 919467, 1011391, 1075619, 1075620, 1075621, 1075622, 1075623, 1075624

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                                      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of August 2, 1999, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 57,169 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of August 2, 1999, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Southeast, Inc., 4,000,000 Ordinary Shares of <pound-sterling>1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of <pound-sterling>1 par value, of Norwich Injection Moulders Limited, and 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc.

              BPC HOLDING CORPORATION AND SUBSIDIARIES

                           FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED JULY 3, 1999




                                                          PAGE NO.
Part I. Financial Information

    Item 1. Financial Statements
            Consolidated Balance Sheets                        5
            Consolidated Statements of Operations              7
            Consolidated Statements of Cash Flows              8
            Notes to Consolidated Financial Statements         9


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     15

PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds         20

    Item 6. Exhibits and Reports on Form 8-K                  20

SIGNATURE                                                     21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          BPC Holding Corporation and Subsidiaries
                 Consolidated Balance Sheets
                  (In Thousands of Dollars)

                                                              JULY 3,                 JANUARY 2,
                                                               1999                     1999
                                                            (UNAUDITED)
    Assets
    Current assets:
     Cash and cash equivalents                               $  2,993                 $  2,318
     Accounts receivable (less allowance for doubtful
     accounts of $1,507 at July 3, 1999 and $1,651 at          40,842                   29,951
     January 2, 1999)
     Inventories:
     Finished goods                                            23,967                   23,146
     Raw materials and supplies                                 8,347                    8,556
                                                              -------                  -------
                                                               32,314                   31,702
     Prepaid expenses and other receivables                     2,575                    1,665
     Income taxes recoverable                                      83                      577
                                                              -------                  -------
    Total current assets                                       78,807                   66,213

    Assets held in trust                                          252                    6,679

    Property and equipment:
     Land                                                       7,762                    7,769
     Buildings and improvements                                39,047                   38,960
     Machinery, equipment and tooling                         140,801                  141,054
     Automobiles and trucks                                     1,405                    1,386
     Construction in progress                                  21,766                   11,780
                                                              -------                  -------
                                                              210,781                  200,949
     Less accumulated depreciation                             90,510                   80,944
                                                              -------                  -------
                                                              120,271                  120,005
    Intangible assets:
     Deferred financing and origination fees, net               9,765                   10,327
     Covenants not to compete, net                              4,068                    4,404
     Excess of cost over net assets acquired, net              41,971                   44,536
     Deferred acquisition costs                                   146                       20
                                                              -------                  -------
                                                               55,950                   59,287
    Deferred income taxes                                       2,758                    2,758
    Other                                                         371                      375
                                                              -------                  -------
    Total assets                                            $ 258,409                $ 255,317
                                                              =======                  =======

                    (In Thousands of Dollars)

                                                              JULY 3,                 JANUARY 2,
                                                               1999                     1999
                                                            (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
     Accounts  payable                                    $  20,664                  $  18,059
     Accrued expenses and other liabilities                   8,590                      9,944
     Accrued interest                                         3,795                      4,166
     Employee compensation and payroll taxes                 12,156                      8,953
     Income taxes                                             1,534                        941
     Current portion of long-term debt                       20,297                     19,388
                                                            -------                    -------
    Total current liabilities                                67,036                     61,451
    Long-term debt, less current portion                    300,187                    303,910
    Accrued dividends on preferred stock                      9,188                      7,225
    Deferred income taxes                                       472                        497
    Other liabilities                                         2,193                      2,591
                                                            -------                    -------
                                                            379,076                    375,674
    Stockholders' equity (deficit):
     Series A Preferred Stock; 800,000 shares
    authorized; 600,000 shares issued and outstanding
    (net of discount of $2,624 at July 3, 1999 and          11,947                      11,801
    $2,770 at January 2, 1999)
     Series    B   Preferred   Stock;  200,000 shares
    authorized, issued and outstanding                       5,000                       5,000
     Class A Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 91,000 shares
    issued and outstanding                                       1                           1
     Nonvoting; 500,000  shares  authorized; 259,000
    shares issued and outstanding                                3                           3
     Class B Common Stock; $.01 par value:
     Voting; 500,000 shares authorized; 145,058 shares
    issued and 144,546 shares outstanding                        1                           1
     Nonvoting; 500,000 shares authorized;58,612 shares
    issued and 56,842 shares outstanding                         1                           1
     Class C Common Stock; $.01 par value:
     Nonvoting; 500,000 shares authorized;17,000 shares
    issued and 16,833 shares outstanding                         -                           -
     Treasury  stock:   512 shares Class B Voting Common
    Stock; 1,770 shares Class  B Nonvoting Common Stock;
    and 167 shares Class C Nonvoting Common Stock             (296)                       (280)
     Additional paid-in capital                             43,502                      45,611
     Warrants                                                3,511                       3,511
     Retained earnings (deficit)                          (183,801)                   (185,923)
    Accumulated other comprehensive loss                      (536)                        (83)
                                                            -------                    -------
    Total stockholders' equity (deficit)                  (120,667)                   (120,357)
                                                            -------                    -------
    Total liabilities and stockholders'equity (deficit) $  258,409                   $ 255,317
                                                           =======                     =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          BPC Holding Corporation and Subsidiaries
            Consolidated Statements of Operations
                   (In Thousands of Dollars)

                                        THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                      JULY 3,         JUNE 27,          JULY 3,         JUNE 27,
                                       1999             1998             1999             1998
                                    (UNAUDITED)                       (UNAUDITED)
   Net sales                          $82,392          $69,586          $159,852         $136,317
   Cost of goods sold                  58,259           50,768           112,782          100,016
                                      -------          -------           -------          -------
   Gross margin                        24,133           18,818            47,070           36,301
   Operating expenses:
     Selling                            4,323            3,487             8,553            7,112
     General and administrative         5,845            4,400            11,883            8,799
     Research and development             633              347             1,175              743
     Amortization of intangibles        1,275              828             2,550            1,708
     Other                                711            1,230             1,667            2,363
                                      -------          -------           -------          -------
   Operating income                    11,346            8,526            21,242           15,576
Other income and expense:
     Loss on disposal of property
          and equipment                   169              297               778              430
                                      -------          -------           -------          -------
   Income before interest and          11,177            8,229            20,464           15,146
   income taxes
   Interest:
     Expense                           (8,736)          (8,776)          (18,022)         (17,441)
     Income                                62              337               162              575
                                      -------          -------           -------          -------
   Income(loss) before income
    taxes                               2,503             (210)            2,604           (1,720)
   Income tax expense                     289               13               482               26
                                      -------          -------           -------          -------
   Net income (loss)                    2,214             (223)            2,122           (1,746)
   Preferred stock dividends             (998)            (869)           (1,962)          (1,783)
   Amortization of preferred stock
    discount                              (73)             (73)             (146)            (146)
                                      -------          -------           -------          -------
   Net income (loss) attributable to
     Common stockholders              $ 1,143         $ (1,165)             $ 14         $ (3,675)
                                      =======          =======           =======          =======







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BPC Holding Corporation and Subsidiaries
             Consolidated Statements of Cash Flows
                   (In Thousands of Dollars)

                                                       TWENTY-SIX WEEKS ENDED
                                                    JULY 3,               JUNE 27,
                                                     1999                   1998
                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                 $  2,122              $  (1,746)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Depreciation                                      11,560                 10,075
  Non-cash interest expense                            872                    884
  Amortization                                       2,550                  1,708
  Interest funded by assets held in trust            6,427                  6,393
  Loss on sale of property and equipment               778                    430
  Changes in operating assets and liabilities:
     Accounts receivable, net                      (11,058)                (5,565)
     Inventories                                      (636)                 1,950
     Prepaid expenses and other receivables           (910)                   534
     Other assets                                     (126)                  (169)
     Payables and accrued expenses                   4,557                   (114)
                                                   -------                -------
Net cash provided by operating activities           16,136                 14,380
INVESTING ACTIVITIES
Additions to property and equipment                (13,461)                (7,854)
Proceeds from disposal of property and
equipment                                              408                     95
                                                   -------                -------
Net cash used for investing activities             (13,053)                (7,759)
FINANCING ACTIVITIES
Proceeds from long-term borrowings                   7,672                      -
Payments on long-term borrowings                   (10,058)                (6,524)
Payment of refinancing fees                              -                    (46)
Purchase of stock from management                      (16)                   (59)
                                                   -------                -------
Net cash used for financing activities              (2,402)                (6,629)
Effect of exchange rate changes on cash                 (6)                     -
                                                   -------                -------
Net increase in cash and cash equivalents              675                     (8)
Cash and cash equivalents at beginning of
period                                               2,318                  2,688
                                                   -------                -------
Cash and cash equivalents at end of period        $  2,993               $  2,680
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

2. ACQUISITIONS

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million. The purchase was primarily financed through Berry's credit facility (see Note 3). The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

On October 16, 1998, Knight Plastics, Inc. ("Knight"), a newly formed wholly-owned subsidiary of Berry, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. for aggregate consideration of approximately $18.0 million. The purchase was financed through Berry's revolving line of credit.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Norwich Moulders and Knight acquisitions occurred on December 28, 1997.


                                     THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                         JUNE 27, 1998                 JUNE 27, 1998
Net sales                                 $ 78,976                      $ 155,012
Loss before income taxes                      (646)                        (2,956)
Net loss                                      (717)                        (3,098)

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                 JULY 3,                    JANUARY 2,
                                                  1999                         1999
Holding 12.50% Senior Secured Notes            $105,000                      $105,000
Berry 12.25% Senior Subordinated Notes          125,000                       125,000
Term loans                                       61,151                        71,243
Revolving line of credit                         23,835                        16,162
Nevada Industrial Revenue Bonds                   4,000                         4,500
Capital leases                                      740                           561
Debt premium, net                                   758                           832
                                                -------                       -------
                                                320,484                       323,298
Less current portion of long-term debt           20,297                        19,388
                                                -------                       -------
                                               $300,187                      $303,910
                                                =======                       =======

The current portion of long-term debt consists of $19.6 million of quarterly installments on the term loans, a $0.5 million repayment of the industrial bonds and the monthly principal payments related to capital lease obligations.

THE DEBT UNDER OUR CREDIT FACILITY IS GUARANTEED BY BPC HOLDING AND SUBSTANTIALLY ALL OF OUR SUBSIDIARIES. AS OF JULY 3, 1999, THE CREDIT FACILITY PROVIDED AN AGGREGATE COMMITMENT OF ABOUT $119.7 MILLION INCLUDING (I) $50.0 MILLION REVOLVING LINE OF CREDIT (WHICH WAS INCREASED BY $20.0 MILLION CONCURRENTLY WITH THE CARDINAL ACQUISITION - SEE NOTE 7), SUBJECT TO A
BORROWING BASE FORMULA; (II) <pound-sterling>1.5 MILLION REVOLVING LINE OF CREDIT, SUBJECT TO A BORROWING BASE ("UK REVOLVER"); (III) $56.0 MILLION TERM LOAN FACILITY; (IV) <pound-sterling>3.6 MILLION TERM LOAN FACILITY ("UK TERM LOAN"); AND (V) $5.6 MILLION STANDBY LETTER OF CREDIT FACILITY TO SUPPORT OUR AND OUR SUBSIDIARIES' OBLIGATIONS UNDER OUR NEVADA INDUSTRIAL REVENUE BONDS. AT JULY 3, 1999, WE HAD UNUSED BORROWING CAPACITY UNDER OUR CREDIT FACILITY'S REVOLVING LINE OF CREDIT OF ABOUT $28.9 MILLION.

THE CREDIT FACILITY MATURES ON JANUARY 21, 2002 UNLESS PREVIOUSLY TERMINATED BY US OR BY THE LENDERS UPON AN EVENT OF DEFAULT AS DEFINED IN THE SECURITY AGREEMENT. THE TERM LOAN FACILITIES REQUIRE PERIODIC PRINCIPAL PAYMENTS, VARYING IN AMOUNT THROUGH THE MATURITY OF THE FACILITY. SUCH PERIODIC PAYMENTS WILL AGGREGATE ABOUT $19.0 MILLION FOR FISCAL 1999 AND ABOUT $19.9 MILLION FOR FISCAL 2000. INTEREST ON BORROWINGS UNDER THE CREDIT FACILITY IS BASED ON EITHER THE LENDER'S BASE RATE (WHICH IS THE HIGHER OF THE LENDER'S PRIME RATE AND THE FEDERAL FUNDS RATE PLUS 0.50%) PLUS AN APPLICABLE MARGIN OF 0.50%; OR LIBOR (ADJUSTED FOR RESERVES) PLUS AN APPLICABLE MARGIN OF 2.0%, AT OUR OPTION. FOLLOWING RECEIPT OF THE QUARTERLY FINANCIAL STATEMENTS, THE AGENT UNDER OUR CREDIT FACILITY HAS THE OPTION TO CHANGE THE APPLICABLE INTEREST RATE MARGIN ON LOANS (OTHER THAN UNDER THE UK REVOLVER AND UK TERM LOAN) ONCE PER QUARTER TO A SPECIFIED MARGIN DETERMINED BY THE RATIO OF FUNDED DEBT TO EBITDA OF BERRY PLASTICS AND OUR SUBSIDIARIES. NOTWITHSTANDING THE FOREGOING, INTEREST ON BORROWINGS UNDER THE UK REVOLVER AND THE UK TERM LOAN IS BASED ON LIBOR (ADJUSTED FOR RESERVES) PLUS 2.50%.

THE CREDIT FACILITY CONTAINS VARIOUS COVENANTS WHICH INCLUDE, AMONG OTHER THINGS (I) MAINTENANCE OF CERTAIN FINANCIAL RATIOS AND COMPLIANCE WITH CERTAIN FINANCIAL TESTS AND LIMITATIONS, (II) LIMITATIONS ON THE ISSUANCE OF ADDITIONAL DEBT, AND (III) LIMITATIONS ON CAPITAL EXPENDITURES.

4. BERRY PLASTICS CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                                   JULY 3,                        JANUARY 2,
                                                    1999                             1999
CONSOLIDATED BALANCE SHEETS
Current assets                                  $  78,436                       $  65,590
Property and  equipment - net of accumulated      120,271                         120,005
depreciation
Other noncurrent assets                            55,624                          58,716
Current liabilities                                65,839                          60,210
Noncurrent liabilities                            205,948                         210,093
Equity (deficit)                                  (17,456)                        (25,992)


                                           THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                         JULY 3,        JUNE 27,          JULY 3,      JUNE 27,
                                          1999            1998             1999          1998
CONSOLIDATED STATEMENT OF
OPERATIONS
Net sales                              $ 82,392        $ 69,586        $ 159,851      $ 136,317
Cost of goods sold                       58,259          50,768          112,782        100,016
  Income before income taxes              5,946           2,888            9,465          4,571
Net income                                5,655           2,875            8,989          4,546

The following summarizes parent company only financial information of Berry:

                                                     JULY 3,                       JANUARY 2,
                                                      1999                           1999
BALANCE SHEET
Current assets                                     $  40,328                       $  28,579
Property and equipment - net of accumulated           48,937                          48,220
depreciation
Investment in/due from subsidiaries                  122,100                         120,230
Other noncurrent assets                               14,947                          15,629
Current liabilities                                   44,970                          41,325
Noncurrent liabilities                               198,798                         197,325
Equity (deficit)                                     (17,456)                        (25,992)

                                         Thirteen Weeks Ended           Twenty-six Weeks Ended
                                        JULY 3,        JUNE 27,         JULY 3,        JUNE 27,
                                         1999            1998            1999            1998
CONSOLIDATED STATEMENTS OF
OPERATIONS
Net sales                              $ 40,675       $ 37,263         $ 76,207       $ 72,408
Cost of goods sold                       26,187         24,375           48,642         47,554
Income before income taxes                5,946          2,888            9,465          4,571
Net income                                5,655          2,875            8,989          4,546

5.  SEGMENT REPORTING

The Company has two reportable segments: plastic packaging products and plastic housewares products. The Company's plastic packaging business consists of three primary market groups: aerosol overcaps, containers, and plastic drink cups. The Company's plastic housewares business consists of semi-disposable plastic housewares and plastic lawn and garden products, sold primarily through major national retail marketers and national chain stores.

The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude
(i) market value adjustment related to stock options, (ii) other non-recurring or "one-time" expenses, (iii) management fees and reimbursed expenses paid to First Atlantic Capital, Ltd. and (iv) certain legal expenses associated with unusual litigation ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products to different markets.

                                          Thirteen Weeks Ended        Twenty-six Weeks Ended
                                        JULY 3,         JUNE 27,       JULY 3,        JUNE 27,
                                         1999            1998           1999            1998
Net sales:
  Plastic packaging products          $ 75,279         $ 62,259       $ 140,443       $ 120,897
  Plastic housewares products            7,113            7,327          19,409          15,420
Adjusted EBITDA:
  Plastic packaging products            18,349           14,572          33,912          27,172
  Plastic housewares products              982            1,317           3,741           2,896
Reconciliation of Adjusted EBITDA
to loss before income taxes:
 Adjusted EBITDA for  reportable      $ 19,331         $ 15,889        $ 37,653        $ 30,068
 segments
 Net interest expense                   (8,674)          (8,439)        (17,860)        (16,866)
 Depreciation                           (5,687)          (5,187)        (11,560)        (10,075)
 Amortization                           (1,275)            (828)         (2,549)         (1,708)
 Loss on disposal of property and
     equipment                            (169)            (297)           (778)           (430)
  One-time expenses                       (711)          (1,120)         (1,667)         (2,264)
  Stock   option  market  value            (94)             (10)           (198)            (10)
  adjustment
  Management fees                         (218)            (218)           (437)           (435)
                                       -------          -------         -------         -------
  Income (loss) before income taxes    $ 2,503           $ (210)        $ 2,604        $ (1,720)

3. COMPREHENSIVE INCOME

Comprehensive income (loss) was $1.7 million and $(0.2) million for the thirteen weeks ended July 3, 1999 and June 27, 1998, respectively, and $1.6 million and $(1.7) million for the twenty-six weeks ended July 3, 1999 and June 27, 1998, respectively.

7.  SUBSEQUENT EVENTS

On July 6, 1999, Berry acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc.,
for  aggregate  consideration  of  approximately  $69.5  million.    The
purchase was financed through the issuance by Berry of $75.0 million of 11% Senior Subordinated Notes.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED JULY 3, 1999 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED JUNE 27, 1998 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $12.8 million, or 18%, to $82.4 million for the Quarter from $69.6 million for the Prior Quarter with an approximate 1% decrease in net selling price due primarily to contractual decreases associated with lower raw material costs. Plastic packaging product net sales increased $13.0 million from the Prior
Quarter. Within this segment, the addition of Norwich and Knight provided Quarter net sales of $3.6 million and $4.7 million, respectively. In addition, overcaps sales, excluding Knight, increased $1.4 million. Drink cup sales for the Quarter were $1.5 million off the Prior Quarter due to a large promotion in the Prior Quarter. Container sales increased $1.7 million from the Prior Quarter. Custom sales, including tooling, increased $3.2 million from the Prior Quarter with a large promotion in the Quarter. Plastic housewares product sales for the Quarter were down $0.2 million from the Prior Quarter as sales were stronger in the first quarter of 1999.

GROSS MARGIN. Gross margin increased by $5.3 million to $24.1 million (30% of net sales) for the Quarter from $18.8 million (27% of net sales) for the Prior Quarter. This increase of 28% includes the combined impact of the added Norwich and Knight sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of lower raw material costs compared to the Prior Quarter. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed the Anderson, South Carolina facility in 1998 with the majority of the business being transferred to the Charlotte, North Carolina plant. In addition, the Company closed the Arlington Heights, Illinois facility, which was acquired in the Knight acquisition, in 1999 with the majority of the business being transferred to the Woodstock, Illinois plant. Also, significant productivity improvements have been made, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $0.8 million to $4.3 million for the Quarter from $3.5 million for the Prior Quarter principally as a result of expanded sales coverage and increased marketing expenses. General and administrative expenses increased from $4.4 million for the Prior Quarter to $5.8 million for the Quarter. The increase of $1.4 million is primarily attributable to the Norwich Moulders and Knight acquisitions and increased accrued bonus expenses. During the Quarter, one-time transition expenses were $0.5 million related to acquisitions and $0.2 million related to the shutdown of the Arlington Heights facility. In the Prior Quarter, one-time transition expenses related to the shutdown of the Anderson facility were $1.2 million.

INTEREST  EXPENSE.   Interest  expense  decreased $0.1 million  to  $8.7
million for the Quarter compared to $8.8 million for the Prior Quarter primarily due to term loan principal reductions.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $0.3 million. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET INCOME (LOSS). The Company recorded net income of $2.2 million for the Quarter compared to a net loss of $0.2 million for the Prior Quarter for the reasons discussed above.

26 WEEKS ENDED JULY 3, 1999 ("YTD")
COMPARED TO 26 WEEKS ENDED JUNE 27, 1998 ("PRIOR YTD")

      NET SALES. Net sales increased $23.6 million, or 17%, to $159.9 million for the YTD from $136.3 million for the prior YTD with an approximate 2% decrease in net selling prices due primarily to contractual decreases associated with lower raw material costs. Plastic packaging product net sales increased $19.6 million from the prior YTD. Within this segment, the addition of Norwich and Knight provided net sales for the YTD of $7.3 million and $9.6 million, respectively. In addition, overcaps sales, excluding Knight, increased $2.1 million. Drink cup sales for the YTD were $3.0 million off the prior YTD due to a $3.5 million promotion in the prior YTD. Container sales increased $0.1 million from the prior YTD despite the Company's decision to exit certain low margin business. Custom sales, including tooling, increased $3.4 million from the prior YTD with a large promotion in the YTD. Plastic housewares product sales for the YTD increased $4.0 million from the prior YTD due to strong internal growth including several new products.

      GROSS MARGIN. Gross margin increased by $10.8 million to $47.1 million (29% of net sales) for the YTD from $36.3 million (27% of net sales) for the prior YTD. This increase of 30% includes the combined impact of the added Norwich and Knight sales volume, acquisition integration, productivity improvement initiatives, and the cyclical impact of lower raw material costs compared to the Prior Quarter. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed the Anderson, South Carolina facility in 1998 with the majority of the business being transferred to the Charlotte, North Carolina plant. In addition, the Company closed the Arlington Heights, Illinois facility, which was acquired in the Knight acquisition, in 1999 with the majority of the business being transferred to the Woodstock, Illinois plant. Also, significant productivity improvements have been made, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

      OPERATING EXPENSES. Selling expenses increased by $1.5 million to $8.6 million for the YTD from $7.1 million for the prior YTD principally as a result of expanded sales coverage and increased marketing expenses. General and administrative expenses increased by $3.1 million to $11.9 million for the YTD from $8.8 million for the prior YTD. The increase is primarily attributable to the Norwich Moulders and Knight acquisitions and increased accrued bonus expenses. YTD one-time transition expenses include $0.6 million related to the shutdown of the Anderson and Arlington Heights facilities and $1.1 million related to acquisitions. One-time transition expenses for prior YTD were $1.1 million related to acquisitions and $1.3 million related to the Anderson plant consolidation.

      INTEREST EXPENSE. Interest expense increased $0.6 million to $18.0 million for the YTD compared to $17.4 million for the prior YTD primarily due to additional borrowings to support the Norwich Moulders and Knight acquisitions.

      INCOME TAX.  The Company's income tax expense was $0.5 million for
the  YTD.   The Company continues to operate in  a  net  operating  loss carryforward position for Federal income tax purposes.

      NET INCOME  (LOSS).   Net  income  for  the  YTD  of  $2.1 million
improved $3.8 million from a net loss of $1.7 million for the prior YTD for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $16.1 million for the YTD, an increase of $1.7 million from the prior YTD. The increase is primarily the result of improved operating performance with income before depreciation and amortization increasing $6.1 million from the prior YTD. Net working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) decreased the YTD net cash $4.8 million from the prior YTD due to the Company's growth.

YTD capital spending of $13.5 million included $5.5 million for molds, $0.7 million for molding and printing machines, $4.4 million for buildings and systems, and $2.9 million for accessory equipment and systems. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 1999 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At July 3, 1999, the Company's cash balance was $3.0 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $28.9 million.

The 1994 Indenture, 1998 Indenture and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the net income of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes which begin after the depletion of the escrow account in June 1999 that was established to pay such interest. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Upon expiration, management anticipates that such obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. No assurance can be given that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

IMPACT OF YEAR 2000

The Company has been working on modifying or replacing portions of its software since 1991 so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because the Company commenced this process early, the costs incurred to address this issue in any single year have not been significant. The Company's current business applications are Year 2000 compliant. Acquired businesses are converted to the Company's applications for Year 2000 compliance and consistency in applications and reporting. The most recent acquired business (other than the Cardinal Acquisition) was converted to the Company's applications on March 1, 1999.

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

The major Year 2000 risks that face the Company are external suppliers of goods and services. The Company could incur material disruption in its ability to produce and deliver product should there be major disruptions in the economy or failure of "key suppliers". While it is impossible to account for the effectiveness of every supplier's Year 2000 efforts, the following are the steps that are in the process of being completed:

 * IDENTIFICATION OF "KEY SUPPLIERS" WHICH INCLUDE  RAW MATERIAL,
    BANKING, TRANSPORTATION, SERVICE, AND UTILITY PROVIDERS.

 * SURVEY OF THESE SUPPLIERS AS TO THEIR YEAR 2000 STATUS.

 * IDENTIFICATION OF SUPPLIERS NOT COMPLIANT OR AT RISK.

 * RISK ASSESSMENT AND CONTINGENCY PLANNING FOR "KEY SUPPLIERS".

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

      PART II.  OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

              On July 5, 1999, Holding issued 327 shares of its Class B Non-Voting Common Stock, $.01 par value, to three members of management of Berry at $170.00 per share, for aggregate proceeds of $55,590 (the "Employee Stock"). There was no underwriter for the securities. The securities were privately placed pursuant to the exemption from registration granted under Rule 505 ("Rule 505") of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made to less than 35 non-accredited investors, the offering was less than $5,000,000, no general solicitation was made and the issuer complied with the provisions of Rule 502 of Regulation D, including the disclosure requirements thereunder. The Employee Stock was issued for cash, and was issued to provide an incentive for management employees.

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

August 9, 1999



                                By: _/S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Executive Vice President, Chief
                                Financial Officer,Treasurer and Secretary of
                                the entities listed above(Principal
                                Financial and Accounting Officer)



                                NIM Holdings Limited
                                Norwich Injection Moulders Limited


                                By: /S/ JAMES M. KRATOCHVIL
                                James M. Kratochvil
                                Director of the entities listed above
                                (Principal Financial and Accounting
                                Officer)