Form 10-Q
period 1999-10-02
BERRY PLASTICS CORP; BPC HOLDING CORP; BERRY IOWA CORP; BERRY TRI PLAS CORP; BERRY STERLING CORP; PACKERWARE CORP; BERRY PLASTICS DESIGN CORP; VENTURE PACKAGING INC; VENTURE PACKAGING MIDWEST INC; VENTURE PACKAGING SOUTHEAST INC
filed 1999-11-16
CIK 919463, 919465, 919467, 1011391, 1075619, 1075620, 1075621, 1075622, 1075623, 1075624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999
                                      or
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission File Number 33-75706

                           BERRY PLASTICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                            35-1813706
       (State or other jurisdiction                   (IRS employer
       of incorporation or organization)          identification number)

                            BPC HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               35-1814673
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                            BERRY IOWA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               42-1382173
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                          BERRY TRI-PLAS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               56-1949250
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                          BERRY STERLING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               54-1749681
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                                 AEROCON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               35-1948748
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                            PACKERWARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               48-0759852
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                       BERRY PLASTICS DESIGN CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               62-1689708
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                            VENTURE PACKAGING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               51-0368479
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                        VENTURE PACKAGING MIDWEST, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               34-1809003
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                       VENTURE PACKAGING SOUTHEAST, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               57-1029638
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

                             NIM HOLDINGS LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           England and Wales                             N/A
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                      NORWICH INJECTION MOULDERS LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           England and Wales                             N/A
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

                             KNIGHT PLASTICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                35-2056610
    (State or other jurisdiction                    (IRS employer
 of incorporation or organization)              identification number)

                            CPI HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                34-1820303
    (State or other jurisdiction                    (IRS employer
 of incorporation or organization)              identification number)

                           CARDINAL PACKAGING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Ohio                                  34-1396561
    (State or other jurisdiction                    (IRS employer
 of incorporation or organization)              identification number)

                          NORWICH ACQUISITION LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         England and Wales                               N/A
    (State or other jurisdiction                    (IRS employer
 of incorporation or organization)              identification number)

                    BERRY PLASTICS ACQUISITION CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                   N/A
    (State or other jurisdiction                    (IRS employer
 of incorporation or organization)              identification number)

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

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

As of November 10, 1999, the following shares of common stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 57,169 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of November 10, 1999, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Southeast, Inc., 4,000,000 Ordinary Shares of (pound)1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of (pound)1 par value, of Norwich Injection Moulders Limited, 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc., 100 shares of the Common Stock, $.01 par value, of CPI Holding Corporation, 100 shares of the Common Stock, $.01 par value, of Cardinal Packaging, Inc., 100 Ordinary Shares of (pound)1 par value, of Norwich Acquistion Limited, and 100 shares of the Common Stock, $.01 par value, of Berry Plastics Acquisition Corporation.

                    BPC HOLDING CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED OCTOBER 2, 1999


                                                                        Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements
                Consolidated Balance Sheets...........................       5
                Consolidated Statements of Operations.................       7
                Consolidated Statements of Cash Flows.................       8
                Notes to Consolidated Financial Statements............       9


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........      14

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds.............      20

        Item 6. Exhibits and Reports on Form 8-K......................      20

SIGNATURE.............................................................      21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    BPC Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                                    OCTOBER 2,          JANUARY 2,
                                                                                       1999               1999
                                                                                   -------------      --------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents ..............................................         $  2,089            $  2,318
    Accounts receivable (less allowance for doubtful accounts
        of $1,648 at October 2, 1999 and $1,651 at January 2, 1999) ........           44,097              29,951
    Inventories:
        Finished goods .....................................................           27,185              23,146
        Raw materials and supplies .........................................           11,070               8,556
                                                                                     --------            --------
                                                                                       38,255              31,702
    Prepaid expenses and other receivables .................................            3,087               1,665
    Income taxes recoverable ...............................................               45                 577
                                                                                     --------            --------
Total current assets .......................................................           87,573              66,213

Assets held in trust .......................................................              267               6,679

Property and equipment:
    Land ...................................................................            8,180               7,769
    Buildings and improvements .............................................           42,941              38,960
    Machinery, equipment and tooling .......................................          162,310             141,054
    Automobiles and trucks .................................................            1,448               1,386
    Construction in progress ...............................................           28,979              11,780
                                                                                     --------            --------
                                                                                      243,858             200,949
    Less accumulated depreciation ..........................................           96,357              80,944
                                                                                     --------            --------
                                                                                      147,501             120,005
Intangible assets:
    Deferred financing and origination fees, net ...........................           12,192              10,327
    Covenants not to compete, net ..........................................            3,446               4,404
    Excess of cost over net assets acquired, net ...........................           84,932              44,536
    Deferred acquisition costs .............................................               84                  20
                                                                                     --------            --------
                                                                                      100,654              59,287
Deferred income taxes ......................................................            2,758               2,758
Other ......................................................................            1,363                 375
                                                                                     --------            --------
Total assets ...............................................................         $340,116            $255,317
                                                                                     ========            ========


                    BPC Holding Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                            (In Thousands of Dollars)

                                                                                     OCTOBER 2         JANUARY 2,
                                                                                       1999               1999
                                                                                   -------------     --------------
                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ......................................................         $  19,028          $  18,059
    Accrued expenses and other liabilities ................................            14,391              9,944
    Accrued interest ......................................................            13,238              4,166
    Employee compensation and payroll taxes ...............................            15,885              8,953
    Income taxes ..........................................................               892                941
    Current portion of long-term debt .....................................            17,546             19,388
                                                                                    ---------          ---------
Total current liabilities .................................................            80,980             61,451

Long-term debt, less current portion ......................................           372,402            303,910
Accrued dividends on preferred stock ......................................            10,222              7,225
Deferred income taxes .....................................................               494                497
Other liabilities .........................................................             1,872              2,591
                                                                                    ---------          ---------
                                                                                      465,970            375,674
Stockholders' equity (deficit):
    Series A Preferred Stock; 800,000 shares authorized;
        600,000 shares issued and outstanding (net of
        discount of $2,551 at October 2, 1999 and $2,770
        at January 2, 1999) ...............................................            12,021             11,801

    Series B Preferred Stock; 200,000 shares authorized,
        issued and outstanding ............................................             5,000              5,000

    Class A Common Stock; $.01 par value:
        Voting; 500,000 shares authorized; 91,000 shares
          issued and outstanding ..........................................                 1                  1

        Nonvoting; 500,000 shares authorized; 259,000 shares
          issued and outstanding ..........................................                 3                  3
    Class B Common Stock; $.01 par value:
        Voting; 500,000 shares authorized; 145,058 shares
          issued and 144,546 shares outstanding ...........................                 1                  1
        Nonvoting; 500,000 shares authorized; 58,612 shares
          issued and 57,169 shares outstanding ............................                 1                  1
    Class C Common Stock; $.01 par value:
        Nonvoting; 500,000 shares authorized; 17,000 shares
          issued and 16,833 shares outstanding ............................              --                 --

    Treasury stock: 512 shares Class B Voting Common Stock;
        1,443 shares Class B Nonvoting Common Stock; and
        167 shares Class C Nonvoting Common Stock .........................              (296)              (280)
    Additional paid-in capital ............................................            42,395             45,611
    Warrants ..............................................................             3,511              3,511
    Retained earnings (deficit) ...........................................          (188,339)          (185,923)
    Accumulated other comprehensive loss ..................................              (152)               (83)
                                                                                    ---------          ---------
Total stockholders' equity (deficit) ......................................          (125,854)          (120,357)
                                                                                    ---------          ---------
Total liabilities and stockholders' equity (deficit) ......................         $ 340,116          $ 255,317
                                                                                    =========          =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Operations
                            (In Thousands of Dollars)

                                                               THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                          -------------------------------------------------------------------
                                                          OCTOBER 2,        SEPTEMBER 26,       OCTOBER 2,       SEPTEMBER 26,
                                                             1999              1998               1999              1998
                                                          ----------------------------------------------------- -------------
                                                                  (UNAUDITED)                            (UNAUDITED)
Net sales ........................................        $  90,105          $  68,800          $ 249,956          $ 205,116
Cost of goods sold ...............................           68,458             51,066            181,240            151,083
                                                          ------------------------------------------------------------------
Gross margin .....................................           21,647             17,734             68,716             54,033
Operating expenses:
      Selling ....................................            4,630              3,769             13,183             10,881
      General and administrative .................            5,336              4,502             17,220             13,301
      Research and development ...................              537                488              1,712              1,231
      Amortization of intangibles ................            2,432                776              4,981              2,483
      Other ......................................            1,224                877              2,890              3,240
                                                          ------------------------------------------------------------------
Operating income .................................            7,488              7,322             28,730             22,897

Other income and expense:
      Loss on disposal of property and
           equipment .............................              372                 62              1,150                492
                                                          ------------------------------------------------------------------
Income before interest and income taxes ..........            7,116              7,260             27,580             22,405
Interest:
      Expense ....................................          (11,516)            (9,083)           (29,539)           (26,524)
      Income .....................................               41                259                204                833
                                                          ------------------------------------------------------------------
Loss before income taxes .........................           (4,359)            (1,564)            (1,755)            (3,286)
Income tax expense ...............................              175                306                659                331
                                                          ------------------------------------------------------------------
Net loss .........................................           (4,534)            (1,870)            (2,414)            (3,617)

Preferred stock dividends ........................           (1,034)              (837)            (2,996)            (2,620)
Amortization of preferred stock discount .........              (73)               (73)              (219)              (219)
                                                          ------------------------------------------------------------------
Net loss attributable to
      common stockholders ........................        $  (5,641)         $  (2,780)         $  (5,629)         $  (6,456)
                                                          ==================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)

                                                                                THIRTY-NINE WEEKS ENDED
                                                                         ----------------------------------
                                                                           OCTOBER 2,         SEPTEMBER 26,
                                                                             1999                1998
                                                                         --------------      --------------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES
Net loss ........................................................          $ (2,414)           $ (3,617)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
        Depreciation ............................................            18,085              15,466
        Non-cash interest expense ...............................             1,404               1,335
        Amortization ............................................             4,981               2,483
        Interest funded by assets held in trust .................             6,413               6,617
        Loss on sale of property and equipment ..................             1,150                 492
        Changes in operating assets and liabilities:
            Accounts receivable, net ............................            (7,079)             (3,590)
            Inventories .........................................               706               3,492
            Prepaid expenses and other receivables ..............            (1,391)                316
            Other assets ........................................            (4,757)              5,935
            Payables and accrued expenses .......................            15,299                (349)
                                                                           --------            --------
Net cash provided by operating activities .......................            32,397              28,580

INVESTING ACTIVITIES
Additions to property and equipment .............................           (25,580)            (13,540)
Proceeds from disposal of property and equipment ................               455               4,452
Acquisitions of businesses ......................................           (71,293)            (15,948)
                                                                           --------            --------
Net cash used for investing activities ..........................           (96,418)            (25,036)

FINANCING ACTIVITIES
Proceeds from long-term borrowings ..............................            81,333              42,254
Payments on long-term borrowings ................................           (14,520)            (40,244)
Debt issuance costs .............................................            (3,000)             (1,141)
Proceeds from issuance of common stock ..........................                56                  80
Purchase of stock from management ...............................               (16)                (59)
                                                                           --------            --------
Net cash provided by (used for) financing activities ............            63,853                 890
                                                                           --------            --------
Effect of exchange rate changes on cash .........................               (61)               --
                                                                           --------            --------
Net increase (decrease) in cash and cash equivalents ............              (229)              4,434
Cash and cash equivalents at beginning of period ................             2,318               2,688
                                                                           --------            --------
Cash and cash equivalents at end of period ......................          $  2,089            $  7,122
                                                                           ========            ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              (In thousands of dollars, except as otherwise noted)
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Venture Packaging Southeast, Inc., NIM Holdings Limited ("NIM Holdings"), Norwich Injection Moulders Limited ("Norwich Moulders"), Knight Plastics, Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Norwich Acquistion Limited, and Berry Plastics Acquisition Corporation. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K's filed with the Securities and Exchange Commission for the year ended January 2, 1999.

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.    ACQUISITIONS

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million. The purchase was primarily financed through Berry's credit facility. The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

On October 16, 1998, Knight Plastics, Inc. ("Knight"), a newly formed wholly-owned subsidiary of Berry, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. for aggregate consideration of approximately $18.0 million. The purchase was financed through Berry's revolving line of credit. The operations of Knight are included in Berry's operations since the acquisition date using the purchase method of accounting.

On July 6, 1999, Berry acquired all of the outstanding capital stock of CPI Holding Corporation ("Cardinal"), the parent company of Cardinal Packaging, Inc., for aggregate consideration of approximately $72.0 million. This purchase price and allocation of such to the purchased assets and liabilities is preliminary and subject to completion of Cardinal's working capital accounts. The purchase was financed through the issuance by Berry of $75.0 million of 11% Senior Subordinated Notes. The operations of Cardinal are included in Berry's operations since the acquisition date using the purchase method of accounting.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Norwich Moulders, Knight, and Cardinal acquisitions occurred on December 28, 1997.

                                      THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                        SEPTEMBER 26,       SEPTEMBER 26,          OCTOBER 2,
                                            1998                1998                  1999
                                        -----------------------------------------------------
Net sales ......................        $  88,940            $ 270,370             $ 278,422
Loss before income taxes .......           (3,436)              (9,878)               (5,262)
Net loss .......................           (3,742)             (10,326)               (5,921)


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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                      OCTOBER 2,     JANUARY 2,
                                                        1999           1999
                                                     -----------    ------------
   Holding 12.50% Senior Secured Notes ........       $105,000       $105,000
   Berry 12.25% Senior Subordinated Notes .....        125,000        125,000
   Berry 11% Senior Subordinated Notes ........         75,000           --
   Term loans .................................         56,819         71,243
   Revolving line of credit ...................         22,768         16,162
   Nevada Industrial Revenue Bonds ............          4,000          4,500
   Capital leases .............................            640            561
   Debt premium, net ..........................            721            832
                                                      --------       --------
                                                       389,948        323,298
   Less current portion of long-term debt .....         17,546         19,388
                                                      --------       --------
                                                      $372,402       $303,910
                                                      ========       ========


The current portion of long-term debt consists of $16.9 million of quarterly installments on the term loans, a $0.5 million repayment of the industrial bonds and the monthly principal payments related to capital lease obligations.

On July 6, 1999, Berry completed an offering of $75.0 million aggregate principal amount of 11% Series B Senior Subordinated Notes due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. The proceeds from the 1999 Notes were used to finance the Cardinal acquisition. The 1999 Notes mature on July 15, 2007 and interest is payable semi-annually on January 15 and July 15 of each year. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1999 Notes. There are no nonguarantor subsidiaries.

The debt under Berry's credit facility is guaranteed by BPC Holding and substantially all of its subsidiaries. As of October 2, 1999, the credit facility provided an aggregate commitment of about $134.4 million including (i) $70.0 million revolving line of credit, subject to a borrowing base formula;
(ii) (pound)1.5 million revolving line of credit, subject to a borrowing base ("UK Revolver"); (iii) $51.1 million term loan facility; (iv) (pound)3.4 million term loan facility ("UK Term Loan"); and (v) $5.2 million standby letter of credit facility to support Berry and its subsidiaries' obligations under its Nevada Industrial Revenue Bonds. At October 2, 1999, Berry had unused borrowing capacity under the credit facility's revolving line of credit of about $23.9 million.

The credit facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facilities require periodic principal payments, varying in amount through the maturity of the facility. Such periodic payments will aggregate about $19.0 million for fiscal 1999 and about $19.9 million for fiscal 2000. Interest on borrowings under the credit facility is based on either the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.50%) plus an applicable margin of 0.50%; or LIBOR (adjusted for reserves) plus an applicable margin of 2.0%, at our option. Following receipt of the quarterly financial statements, the agent under the credit facility has the option to change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of Berry Plastics and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on LIBOR (adjusted for reserves) plus 2.50%.

The credit facility contains various covenants which include, among other things
(i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional debt, and (iii) limitations on capital expenditures.

4. BERRY PLASTICS CORPORATION SUMMARY FINANCIAL INFORMATION

The following summarizes financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation, and its subsidiaries.

                                               OCTOBER 2,          JANUARY 2,
                                                  1999               1999
                                              ------------       -------------
CONSOLIDATED BALANCE SHEETS
Current assets ........................        $  87,142          $  65,590
Property and equipment - net of
  accumulated depreciation ............          147,501            120,005
Other noncurrent assets ...............           93,346             58,716
Current liabilities ...................           76,223             60,210
Noncurrent liabilities ................          269,765            210,093
Equity (deficit) ......................          (17,999)           (25,992)

                                                           THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                      ---------------------------------------------------------------------
                                                      OCTOBER 2,         SEPTEMBER 26,      OCTOBER 2,       SEPTEMBER 26,
                                                        1999                1998              1999                1998
                                                      ---------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales ....................................        $ 90,105            $ 68,800           $249,956           $205,116
Cost of goods sold ...........................          68,458              51,066            181,240            151,083
Income (loss) before income taxes ............            (749)              1,652              8,716              6,223
Net income (loss) ............................            (924)              1,346              8,064              5,892


The following summarizes parent company only financial information of Berry:


                                                OCTOBER 2,        JANUARY 2,
                                                   1999             1999
                                               -------------------------------
BALANCE SHEETS
Current assets ...........................      $  36,350         $  28,579
Property and equipment - net of
  accumulated depreciation ...............         51,458            48,220
Investment in/due from subsidiaries ......        185,151           120,230
Other noncurrent assets ..................         17,939            15,629
Current liabilities ......................         46,381            41,325
Noncurrent liabilities ...................        262,516           197,325
Equity (deficit) .........................        (17,999)          (25,992)

                                                          THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                   ----------------------------------------------------------------------
                                                    OCTOBER 2,       SEPTEMBER 26,       OCTOBER 2,        SEPTEMBER 26,
                                                       1999              1998               1999               1998
                                                   ----------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Net sales ..................................        $ 40,415           $ 35,294           $116,623           $107,702
Cost of goods sold .........................          28,033             23,001             76,675             70,555
Income before income taxes .................           1,896              3,968             10,406              8,539
Net income .................................           1,781              3,878              9,987              8,424


5. SEGMENT REPORTING

The Company has two reportable segments: plastic packaging products and plastic housewares products. The Company's plastic packaging business consists of three primary market groups: aerosol overcaps, containers, and drink cups. The Company's plastic housewares business consists of semi-disposable plastic housewares and plastic lawn and garden products, sold primarily through major national retail marketers and national chain stores.

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

                                                                         THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                                     --------------------------------------------------------------
                                                                       OCTOBER 2,     SEPTEMBER 26,   OCTOBER 2,     SEPTEMBER 26,
                                                                          1999            1998           1999            1998
                                                                     --------------------------------------------------------------
Net sales:
  Plastic packaging products .....................................     $  87,329       $  65,273       $ 227,771       $ 186,168
  Plastic housewares products ....................................         2,776           3,527          22,185          18,948
Adjusted EBITDA:
  Plastic packaging products .....................................        17,496          14,611          51,411          41,782
  Plastic housewares products ....................................           414             125           4,155           3,020

Reconciliation of Adjusted EBITDA to loss before income taxes:
   Adjusted EBITDA for reportable segments .......................     $  17,910       $  14,736       $  55,566       $  44,802
   Net interest expense ..........................................       (11,475)         (8,824)        (29,335)        (25,691)
   Depreciation ..................................................        (6,525)         (5,391)        (18,085)        (15,466)
   Amortization ..................................................        (2,432)           (775)         (4,981)         (2,483)
   Loss on disposal of property and
     equipment ...................................................          (372)            (62)         (1,150)           (492)
   One-time expenses .............................................        (1,224)           (877)         (2,890)         (3,240)
   Stock option market value adjustment ..........................           (23)           (152)           (225)            (62)
   Management fees ...............................................          (218)           (219)           (655)           (654)
                                                                     --------------------------------------------------------------
   Loss before income taxes ......................................     $  (4,359)      $  (1,564)      $  (1,755)      $  (3,286)


5.    COMPREHENSIVE LOSS

Comprehensive loss was $4.6 million and $1.9 million for the thirteen weeks ended October 2, 1999 and September 26, 1998, respectively, and $2.5 million and $3.7 million for the thirty-nine weeks ended October 2, 1999 and September 26, 1998, respectively.

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

The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and (v) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

RESULTS OF OPERATIONS

13 WEEKS ENDED OCTOBER 2, 1999 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED SEPTEMBER 26, 1998 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $21.3 million, or 31%, to $90.1 million for the Quarter from $68.8 million for the Prior Quarter with an approximate 4% increase in net selling price due to increased raw material costs. Plastic packaging product net sales increased $22.1 million from the Prior Quarter. Within this segment, the addition of Cardinal and Knight provided Quarter net sales of $14.0 million and $4.1 million, respectively. In addition, custom sales increased $4.3 million from the Prior Quarter with a large promotion in the Quarter. Container sales also increased $0.8 million from the Prior Quarter. Overcap sales, excluding Knight, were relatively flat, increasing $0.2 million. Drink cup sales for the Quarter were $1.0 million off the Prior Quarter. Plastic housewares product sales for the Quarter were down $0.8 million from the Prior Quarter due to timing as sales were stronger in the first quarter of 1999.

GROSS MARGIN. Gross margin increased by $3.9 million to $21.6 million (24% of net sales) for the Quarter from $17.7 million (26% of net sales) for the Prior Quarter. This increase of 22% includes the combined impact of the added Cardinal and Knight sales volume, acquisition integration, and productivity improvement initiatives. The decrease of 2% in gross margin percentage can be attributed to the cyclical impact of higher raw material costs compared to the Prior Quarter.

A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Anderson, South Carolina facility in the second quarter of 1998, its Arlington Heights, Illinois facility (acquired in the Knight acquisition) in the first quarter of 1999, and its Ontario, California location (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company announced two facility configuration changes in the third quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal acquisition) and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout several of Berry's facilities. Also, significant productivity improvements have been made, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

OPERATING EXPENSES. Selling expenses increased by $0.8 million to $4.6 million for the Quarter from $3.8 million for the Prior Quarter principally as a result of expanded sales coverage and increased marketing expenses. General and administrative expenses increased from $4.5 million for the Prior Quarter to $5.3 million for the Quarter. The increase of $0.8 million is primarily attributable to the Cardinal and Knight acquisitions and increased accrued compensation expenses. During the Quarter, one-time transition expenses were $0.8 million related to acquisitions and $0.4 million related to facility reorganizations. In the Prior Quarter, one-time transition expenses related to the shutdown of the Anderson facility were $0.9 million.

INTEREST EXPENSE. Interest expense increased $2.4 million to $11.5 million for the Quarter compared to $9.1 million for the Prior Quarter due to the issuance of the 1999 Notes to finance the Cardinal acquisition.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $0.2 million. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

NET LOSS. The Company recorded a net loss of $4.5 million for the Quarter compared to a net loss of $1.9 million for the Prior Quarter for the reasons discussed above.

39 WEEKS ENDED OCTOBER 2, 1999 ("YTD")
COMPARED TO 39 WEEKS ENDED SEPTEMBER 26, 1998 ("PRIOR YTD")

        NET SALES. Net sales increased $44.9 million, or 22%, to $250.0 million for the YTD from $205.1 million for the prior YTD with net selling prices relatively flat. Plastic packaging product net sales increased $41.7 million from the prior YTD. Within this segment, the addition of Cardinal, Norwich, and Knight provided net sales for the YTD of $14.0 million, $6.9 million and $13.7 million, respectively. In addition, overcaps sales, excluding Knight, increased $2.3 million. Custom sales increased $7.7 million from the prior YTD with a large promotion in the YTD. Container sales increased $0.9 million from the prior YTD despite the Company's decision to exit certain low margin business. Drink cup sales for the YTD were $4.0 million off the prior YTD due to a $3.5 million promotion in the prior YTD. Plastic housewares product sales for the YTD increased $3.2 million from the prior YTD due to strong internal growth including several new products.

        GROSS MARGIN. Gross margin increased by $14.7 million to $68.7 million (27% of net sales) for the YTD from $54.0 million (26% of net sales) for the prior YTD. This increase of 27% includes the combined impact of the added Cardinal, Norwich, and Knight sales volume, acquisition integration, and productivity improvement initiatives. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Anderson, South Carolina facility in the second quarter of 1998, its Arlington Heights, Illinois facility (acquired in the Knight acquisition) in the first quarter of 1999, and its Ontario, California location (acquired in the Cardinal acquisition) in the third quarter of 1999. In addition, the Company announced two facility configuration changes in the third quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal acquisition) and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements have been made, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

        OPERATING EXPENSES. Selling expenses increased by $2.3 million to $13.2 million for the YTD from $10.9 million for the prior YTD principally as a result of expanded sales coverage and increased marketing expenses. General and administrative expenses increased by $3.9 million to $17.2 million for the YTD from $13.3 million for the prior YTD. The increase is primarily attributable to the Cardinal, Norwich Moulders, and Knight acquisitions and increased accrued compensation expenses. YTD one-time transition expenses include $1.0 million related to facility reorganizations and $1.9 million related to acquisitions. One-time transition expenses for prior YTD were $1.0 million related to acquisitions and $2.2 million related to plant consolidations.

        INTEREST EXPENSE. Interest expense increased $3.0 million to $29.5 million for the YTD compared to $26.5 million for the prior YTD primarily due to additional borrowings to support the Cardinal, Norwich Moulders and Knight acquisitions.

        INCOME TAX. The Company's income tax expense was $0.7 million for the YTD. The Company continues to operate in a net operating loss carryforward position for Federal income tax purposes.

        NET LOSS. Net loss for the YTD of $2.4 million improved $1.2 million from a net loss of $3.6 million for the prior YTD for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Net cash provided by operating activities was $32.4 million for the YTD, an increase of $3.8 million from the prior YTD. The increase is primarily the result of improved operating performance with income before depreciation and amortization increasing $6.3 million from the prior YTD. Net working capital changes (defined as accounts receivable, inventories, prepaid expenses, other receivables, accounts payable and accrued expenses) decreased the YTD net cash $3.1 million from the prior YTD due to the Company's growth.

YTD capital spending of $25.6 million included $9.1 million for molds, $5.0 million for molding and printing machines, $7.7 million for buildings and systems, and $3.8 million for accessory equipment and systems. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 1999 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At October 2, 1999, the Company's cash balance was $2.1 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $23.9 million.

The indentures governing the 1994 Notes, the 1998 Notes, and the 1999 Notes restrict, and the Credit Facility prohibits, our ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, we anticipate that we will be unable to generate sufficient net income to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. After June 15, 2001 or in the event that Holding does not pay interest in additional notes, management anticipates that such interest obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. There can be no assurance that then-current market conditions would permit Holding to consummate a refinancing or equity offering. In addition, we have now and will continue to have a large amount of debt which may limit the ability of Berry or Holding to consummate a refinancing or equity offering.

IMPACT OF YEAR 2000

We have been modifying or replacing portions of our software since 1991 so that our computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because we commenced this process early, the costs incurred to address this issue in any single year have not been significant. Our current business applications are Year 2000 compliant. Acquired businesses are converted to our applications for Year 2000 compliance and consistency in applications and reporting. Except for Cardinal, the most recent acquired business, Knight Plastics, was converted to our applications on March 1, 1999. We plan to convert Cardinal to our applications by December 6, 1999.

However, we are currently in the process of replacing our current business software with another Year 2000 compliant package. This replacement is not due to any Year 2000 issues, but is needed to accommodate the changes that we have experienced in our business due to acquisitions in recent years. The anticipated cost of this conversion is about $2.7 million of which $2.5 million has been paid through October 2, 1999. The accounting phase of this conversion was completed for all plants in January 1999. The remaining phases are scheduled to be completed by the end of 1999.

We believe that we have an effective program in place to resolve all internal Year 2000 issues. An inventory of computer based systems has been compiled and verified through testing and supplier verification. Due to recent plant acquisitions and ongoing Year 2000 testing we have moved our goal of being Year 2000 compliant to December 17, 1999. Year 2000 testing revealed that the voice mail system in our Lawrence plant is not Year 2000 compliant. This system is to be replaced by November 30, 1999. We purchased three Cardinal packaging plants in July 1999 that are using non-compliant Year 2000 business applications. All of these plants will be converted to our Year 2000 compliant software by December 6, 1999. Our Woodstock plant is scheduled to replace the software on its palletizer by November 30, 1999 to make it Year 2000 ready. The costs of these conversions are estimated to be below $110,000, none of which has been paid through October 2, 1999.

The major Year 2000 risk that we face is the Year 2000 readiness of external suppliers of goods and services. We could have material disruption in our ability to produce and deliver product should there be major disruptions in the economy or failure of key suppliers. While it is impossible to account for the effectiveness of every supplier's Year 2000 efforts, the following steps are in the process of being completed:

      o We are identifying key suppliers, which include suppliers of raw material, banking, transportation, service, and utility providers and surveying these suppliers as to their Year 2000 status;

      o     We are identifying which suppliers are not compliant or at risk; and

      o We are engaging in risk assessment and contingency planning for these key suppliers.

We have identified 304 "key suppliers" that we have surveyed to determine their Year 2000 status. The following is a summary of this survey as of October 22, 1999.

                                                      NUMBER OF
         SUPPLIER RESPONSE                            SUPPLIERS
        --------------------                         -----------

         o     Fully Year 2000 compliant                 203

         o     Compliant by third quarter 1999            30

         o     Compliant by fourth quarter 1999           34

         o     Second request for information             32

         o     No response                                 4

         o     Supplier will not respond                   1


We are in the process of following up with all companies that were to be compliant by the third and fourth quarter of 1999 to determine their current status. By the end of November 1999, we will have completed our survey and put into place any contingency plans.

The amount of potential liability and lost revenue due to Year 2000 issues cannot be reasonably estimated at this time. We will continue to work throughout the year to minimize any Year 2000 risks.

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

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                None

            (b) Reports on Form 8-K:

                 A Current Report on Form 8-K, dated July 6, 1998, was filed by Berry on July, 21, 1999. Under Item 2, Acquisition or Disposition of Assets, Berry reported the consummation of the CPI Holding Corporation acquisition. No financial statements were included in the Form 8-K. The Form 8-K was amended by the filing of the Form 8-K/A on September 20, 1999, which includes the financial statements of the business acquired and pro forma financial information.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Berry Plastics Corporation
                                       BPC Holding Corporation
                                       Berry Iowa Corporation
                                       Berry Tri-Plas Corporation
                                       Berry Sterling Corporation
                                       Aerocon, Inc.
                                       Packerware Corporation
                                       Berry Plastics Design Corporation
                                       Venture Packaging, Inc.
                                       Venture Packaging Midwest, Inc.
                                       Venture Packaging Southeast, Inc.
                                       Knight Plastics, Inc.
                                       CPI Holding Corporation
                                       Cardinal Packaging, Inc.
                                       Berry Plastics Acquisition Corporation

November 16, 1999



                                       By: /s/ JAMES M. KRATOCHVIL
                                       James M. Kratochvil
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary of
                                       the entities listed above
                                       (Principal Financial and Accounting
                                       Officer)



                                       NIM Holdings Limited
                                       Norwich Injection Moulders Limited
                                       Norwich Acquisition Limited


                                       By: /s/ JAMES M. KRATOCHVIL
                                       James M. Kratochvil
                                       Director of the entities listed above
                                       (Principal Financial and Accounting
                                       Officer)