Form 10-K
period 1999-12-31
BERRY PLASTICS CORP; BPC HOLDING CORP; BERRY IOWA CORP; BERRY TRI PLAS CORP; BERRY STERLING CORP; PACKERWARE CORP; BERRY PLASTICS DESIGN CORP; VENTURE PACKAGING INC; VENTURE PACKAGING MIDWEST INC; VENTURE PACKAGING SOUTHEAST INC
filed 2000-03-29
CIK 919463, 919465, 919467, 1011391, 1075619, 1075620, 1075621, 1075622, 1075623, 1075624

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 1, 2000
                                      or

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

                           BERRY PLASTICS U.K. LIMITED
                   (f/k/a Norwich Injection Moulders Limited)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           England and Wales                             N/A
     (State or other jurisdiction                   (IRS employer
   of incorporation or organization)            identification number)

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

   Other than with respect to BPC Holding Corporation ("Holding"), none of the voting stock of any registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of Holding, however, Holding estimates the market value of its voting stock that is held by non-affiliates to be $1,762,800.

   As of March 28, 2000, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 57,169 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of March 28, 2000 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Iowa Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Tri-Plas Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Sterling Corporation, 100 shares of the Common Stock, $.01 par value, of Aerocon, Inc., 100 shares of the Common Stock, $.01 par value, of PackerWare Corporation, 100 shares of the Common Stock, $.01 par value, of Berry Plastics Design Corporation, 100 shares of the Common Stock, $.01 par value, of Venture Packaging, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Midwest, Inc., 100 shares of the Common Stock, $.01 par value, of Venture Packaging Southeast, Inc., 4,000,000 Ordinary Shares of (pound)1 par value, of NIM Holdings Limited, 5,850 Ordinary Shares of (pound)1 par value, of Berry Plastics U.K. Limited, 100 shares of the Common Stock, $.01 par value, of Knight Plastics, Inc., 100 shares of the Common Stock, $.01 par value, of CPI Holding Corporation, 100 shares of the Common Stock, $.01 par value, of Cardinal Packaging, Inc., 2 Ordinary Shares of (pound)1 par value, of Norwich Acquisition Limited, and 100 shares of the Common Stock, $.01 par value, of Berry Acquisition Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   THIS FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND MAY INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. VARIOUS ECONOMIC AND COMPETITIVE FACTORS COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES, INCLUDING THE COMPANY'S ABILITY TO PASS THROUGH RAW MATERIAL PRICE INCREASES TO ITS CUSTOMERS, ITS ABILITY TO SERVICE DEBT, THE AVAILABILITY OF PLASTIC RESIN, THE IMPACT OF CHANGING ENVIRONMENTAL LAWS AND CHANGES IN THE LEVEL OF THE COMPANY'S CAPITAL INVESTMENT. ALTHOUGH MANAGEMENT BELIEVES IT HAS THE BUSINESS STRATEGY AND RESOURCES NEEDED FOR IMPROVED OPERATIONS, FUTURE REVENUE AND MARGIN TRENDS CANNOT BE RELIABLY PREDICTED.

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

                          BERRY TRI-PLAS CORPORATION
                          BERRY STERLING CORPORATION

                                 AEROCON, INC.
                            PACKERWARE CORPORATION

                       BERRY PLASTICS DESIGN CORPORATION
                            VENTURE PACKAGING, INC.

                        VENTURE PACKAGING MIDWEST, INC.
                       VENTURE PACKAGING SOUTHEAST, INC.

                             NIM HOLDINGS LIMITED
                          BERRY PLASTICS U.K. LIMITED

                             KNIGHT PLASTICS, INC.
                            CPI HOLDING CORPORATION

                           CARDINAL PACKAGING, INC.
                          NORWICH ACQUISITION LIMITED

                    BERRY PLASTICS ACQUISITION CORPORATION

              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                               TABLE OF CONTENTS

                                                                            PAGE

                                    PART I

Item 1.     Business......................................................     6
Item 2.     Properties....................................................    14
Item 3.     Legal Proceedings.............................................    14
Item 4.     Submission of Matters to a Vote of Security Holders...........    15

                                    PART II

Item 5.     Market for Registrants' Common Equity and Related Stockholder
              Matters......................................................   16
Item 6.     Selected Financial Data........................................   17
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....   23
Item 8.     Financial Statements and Supplementary Data....................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   24

                                   PART III

Item 10.    Directors and Executive Officers of the Registrants............   25
Item 11.    Executive Compensation.........................................   28
Item 12.    Security Ownership of Certain Beneficial Owners and Management.   32
Item 13.    Certain Relationships and Related Transactions.................   33

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K...........................................................  36

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   BPC Holding Corporation ("Holding"), is the parent of Berry Plastics Corporation ("Berry" or the "Company"), a leading domestic manufacturer and supplier of plastic packaging products focused on three markets: aerosol overcaps, open-top containers, and drink cups. In addition, based on discussions with our customers, sales representatives and external sales brokers, the Company believes that it is a leading manufacturer and supplier of semi-disposable housewares. Within each of its markets, the Company concentrates on manufacturing value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching capabilities and sophisticated multi-color printing capabilities. The Company believes that it is the largest supplier of aerosol overcaps in the world, with sales of over two billion overcaps in fiscal 1999 and based on discussions with customers, sales representatives and external sales brokers.

   The Company supplies aerosol overcaps to a wide variety of customers and for a wide variety of commercial and consumer products. Similarly, the Company's containers are used for packaging a broad spectrum of commercial and consumer products. The Company's drink cups are sold to fast food and family-dining restaurants, convenience stores, stadiums, and retail stores. The Company also sells houseware products, primarily seasonal, semi-disposable housewares and lawn and garden items such as plates, bowls, pitchers and flower pots, to major retail marketers. Berry's customer base is comprised of over 7,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 15% of fiscal 1999 net sales, and no customer accounted for more than 5% of the Company's net sales in fiscal 1999. The historical allocation of the Company's total net sales among its product categories is as follows:

                                            FISCAL
                                  ------------------------
                                  1999      1998      1997
                                  ----      ----      ----
        Packaging products:
          Aerosol overcaps....     20%       18%        21%
          Containers..........     53        54         49
          Drink cups..........     10        15         17
          Other...............      9         5          5
        Housewares............      8         8          8

   The Company believes that it derives a strong competitive position from its state-of-the-art production capabilities, extensive array of proprietary molds in a wide variety of sizes and styles and dedication to service and quality. In the aerosol overcap market, the Company distinguishes itself with superior color matching capabilities, which is of extreme importance to its base of image-conscious consumer products customers, and proprietary packing equipment, which enables the Company to deliver a higher quality product while lowering warehousing and shipping costs. In the container and drink cup markets, an in-house graphic arts department and sophisticated printing and decorating capabilities permit the Company to offer extensive value-added decorating options. The Company believes that it is an industry innovator, particularly in the area of decoration. These market-related strengths, combined with the Company's modern proprietary mold technology, high speed molding capabilities and multiple-plant locations, all contribute to the Company's strong market position.

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

HISTORY

   Imperial Plastics, the Company's predecessor, was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry. In February 1992, the Company acquired substantially all of the assets (the "Mammoth Acquisition") of the Mammoth Containers division of Genpak Corporation.

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

   In January 1997, the Company acquired certain assets of Container Industries, Inc. ("Container Industries"), a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets (the "Container Industries Acquisition"). Management believes the acquisition of Container Industries has provided additional market presence on the west coast, primarily in the pry-off container product line. Also, in January 1997, the Company acquired PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products (the "PackerWare Acquisition"). Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and gave the Company immediate penetration into the housewares market. The acquisition also provided the Company with a plant located in Lawrence, Kansas, that is well-situated to service its markets.

   In May 1997, Berry Plastics Design Corporation ("Berry Design"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of Virginia Design Packaging Corp. ("Virginia Design"), a manufacturer and marketer of injection-molded containers used primarily for food packaging. Management believes that the acquisition of these assets has enhanced the Company's position in the food packaging and food service markets. In August 1997, the Company acquired Venture Packaging, Inc. ("Venture Packaging"), a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets (the "Venture Packaging Acquisition"). Management believes that the Venture Packaging Acquisition strategically assisted the Company in marketing its product line of open-top containers and lids.

   In July 1998, NIM Holdings ("NIM Holdings"), a newly-formed wholly-owned subsidiary of the Company, acquired all of the capital stock of Norwich Injection Moulders Limited ("Norwich Moulders") of Norwich, England (the "Berry UK Acquisition"), a manufacturer and marketer of injection-molded overcaps and closures for the European market. In fiscal 1999, the Company changed the name from Norwich Injection Moulders Limited to Berry Plastics UK Limited ("Berry UK"). Management believes that the Berry UK Acquisition will provide the Company with a production platform that will allow it to better serve its global customers and to introduce its product lines in Europe. In October 1998, Knight Plastics, Inc. ("Knight") acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. (the "Knight Acquisition"), a manufacturer of aerosol overcaps. Management believes that the Knight Acquisition will enhance the Company's overcap business and better position the Company to meet the needs of its domestic and multi-national customers.

   In July 1999, the Company acquired all of the outstanding capital stock of CPI Holding Corporation ("CPI Holding"), the parent company of Cardinal Packaging, Inc. ("Cardinal"), for aggregate consideration of approximately $72.0 million (the "Cardinal Acquisition"). The purchase was financed through the issuance by Berry of $75.0 million of 11% Senior Subordinated Notes. Cardinal, a manufacturer and marketer of open-top containers had fiscal 1998 net sales of approximately $54.0 million. Management believes that the Cardinal Acquisition will enhance the Company's open-top container product selection and provide many of its customers with a single packaging supplier.

PACKAGING PRODUCTS

AEROSOL OVERCAP MARKET

   Based on discussions with our customers, sales representatives and external sales brokers, the Company believes it is the worldwide leader in the production of aerosol overcaps. Approximately 20% of the U.S. market consists of marketers who produce overcaps in-house for their own needs. Management believes that a portion of these in-house producers will increase the outsourcing of their production to high technology, low cost manufacturers, such as the Company, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

   The Company's aerosol overcaps are used in a wide variety of consumer goods markets including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers and contract fillers of aerosol products are customers of the Company for some portion of their needs. In fiscal 1999, no single overcap customer accounted for more than 2% of the Company's total net sales.

   Management believes that, over the years, the Company has developed several significant competitive advantages, including a reputation for outstanding quality, short lead-time requirements to fill customer orders, long-standing relationships with major customers, the ability to accurately reproduce over 3,500 colors, proprietary packing technology that minimizes freight cost and warehouse space, high-speed, low-cost molding and decorating capability and a broad product line of proprietary molds. In addition, the Company received a "Supplier Quality Achievement Award" in 1998 from SC Johnson Wax. The Company continues to develop new products in the overcap market, including the "spray-thru" line of aerosol overcaps.

   Major competitors in this market include Dubuque Plastics, Cobra and Transcontainer. In addition, a number of companies, including several of the Company's customers (e.g., S.C. Johnson and Reckitt & Colman), currently produce aerosol overcaps for their own use.

CONTAINER MARKET

   The Company classifies its containers into five product lines: thinwall, pry-off, dairy, polypropylene and industrial. Management believes that the Company is the leading U.S. manufacturer in the thinwall, pry-off and frozen dessert (component of dairy) container markets. Management considers industrial containers to be a commodity market, characterized by little product differentiation and an absence of higher margin niches. The following table describes each of the Company's five product lines.

------------------------------------------------------------------------------------------------------------------------------------
      PRODUCT LINE                      DESCRIPTION                          SIZES                       MAJOR END MARKETS
      ------------                      -----------                          -----                       -----------------
Thinwall                  Thinwalled, multi-purpose containers      6 oz. to 2 gallons       Food, promotional products, toys and a
                          with or without handles and lids                                   wide variety of other uses

Pry-off                   Containers having a tight lid-fit and     4 oz. to 2 gallons       Building products, adhesives, pool and
                          requiring an opening device and also                               other chemicals, and other industrial
                          meet the Consumer Product Safety                                   uses
                          Commission standards for child safety

                          Thinwall containers in traditional        6 oz. to 5 lbs.,         Cultured dairy products including
Dairy                     dairy market sizes and styles             Multi-pack               yogurt, cottage cheese, sour cream and
                                                                                             dips, frozen desserts

Polypropylene             Usually clear containers in round,        6 oz. to 5 lbs.          Food, deli, sauces, salads
                          oblong or rectangular shapes

Industrial                Thick-walled, larger pails designed to    2.5 to 5 gallons         Building products, chemicals, paints,
                          accommodate heavy loads                                            other industrial uses
------------------------------------------------------------------------------------------------------------------------------------

   The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 2% of the Company's total net sales in fiscal 1999.

   Management believes that the Company offers the broadest product line among U.S.-based injection-molded plastic container manufacturers. The Company's container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, as well as a wide array of decorating options. In addition to a complete product line, the Company has sophisticated printing capabilities, an in-house graphic arts department, low cost manufacturing capability with eleven plants strategically located throughout the United States and a dedication to high quality products and customer service. Product engineers work with customers to design and commercialize new containers. In addition, as part of the Company's dedication to customer service, the Company provides filling machine equipment to many of the its customers, primarily in the dairy market, and also provides the services necessary to operate such equipment. The Company believes providing such equipment and services increases customer retention by increasing the customer's production efficiency.

   The Company seeks to develop niche container products and new applications by taking advantage of the Company's state-of-the-art decorating and graphic arts capabilities and dedication to service and quality. Management believes that these capabilities have given the Company a significant competitive advantage in certain high-margin niche container applications for specialized products. Examples include popcorn containers for new movie promotions and professional and college sporting and entertainment events, where the ability to produce sophisticated and colorful graphics is crucial to the product's success. In order to identify new applications for existing products, the Company relies extensively on its national sales force. Once these opportunities are identified, the Company's sales force interfaces with the Company's product design engineers to satisfy customers' needs.

   In non-industrial containers, the Company's strongest competitors include Airlite, Sweetheart, Landis, and Polytainers. The Company also produces commodity industrial pails for a market which is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. The Company does not participate heavily in this market due to generally lower margins. The Company intends to selectively participate in the industrial container market when higher margin opportunities, equipment utilization or customer requirements make participation an attractive option.

DRINK CUP MARKET

   The Company believes that it is the leading provider of injection molded plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. The Company produces injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums, and retail stores. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

   Berry has historically supplied a full line of traditional straight-sided and drive-through style drink cups from 12 to 64 ounces with disposable and reusable lids primarily to fast food and convenience store chains. With the PackerWare Acquisition, the Company expanded its presence while diversifying into the stadium and family dining restaurant markets. The 64 ounce cup, which has been highly successful with convenience stores, is one of the Company's fastest growing drink cups. Major drink cup competitors include Packaging Resources Incorporated, Pescor Plastics and WNA (formerly Cups Illustrated).

CUSTOM MOLDED PRODUCTS AND CLOSURES MARKETS

   The Company also produces custom molded products by utilizing molds provided by its customers. Typically, the low cost of entry in the custom molded products market creates a commodity-like marketplace. However, the Company has focused its custom molding efforts on those customers that are cognizant of the Company's mold and product design expertise, superior color matching abilities and sophisticated multi-color printing capabilities. The majority of the Company's custom business requires specialized equipment and expertise.

   The Company entered the closures market as a result of the Berry UK Acquisition in July 1998. The Company's participation is primarily in the U.K. market. The primary product is a foil sealed milk cap for which demand has increased in recent years with the U.K.'s milk market trending to plastic containers. Norwich offers a broad product line including dispensing, tamper evident and custom molded closures.

HOUSEWARES MARKET

   The housewares market is a multi-billion dollar market. The Company's participation is focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flower pots. Berry sells virtually all of its products in this market through major national retail marketers and national chain stores including Wal-Mart and Target. PackerWare is a recognized brand name in these markets and PackerWare branded products are often co-branded by the Company's customers.

   The Company's position in this market has been to provide a high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. Berry believes outstanding service and ability to deliver products with timely combination of color and design further enhance its position in this market. This focus allowed PackerWare to be named 1998 Vendor of the Year by Wal-Mart in its Housewares division.

MARKETING AND SALES

   The Company reaches its large and diversified base of over 7,000 customers primarily through its direct field sales force. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company also utilizes the services of manufacturing representatives to assist its direct sales force.

   The Company believes that it produces a high level of customer satisfaction. Highly skilled customer service representatives are located in each of the Company's facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high quality, value-added products and on-time deliveries.

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

   The Company's overall manufacturing philosophy is to be a low-cost producer by using high speed molding machines, modern multi-cavity hot runner, cold runner and insulated runner molds, extensive material handling automation and sophisticated printing technology. The Company utilizes state-of-the-art robotic packaging processes for large volume products, which enables the Company to deliver a higher quality product (due to reduced breakage) while lowering warehousing and shipping costs (due to more efficient use of space). Each plant has complete tooling maintenance capability to support molding and decorating operations. The Company has historically made, and intends to continue to make, significant capital investments in plant and equipment because of the Company's objectives to grow, improve productivity, and maintain competitive advantages.

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

QUALITY ASSURANCE

   Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. The Evansville, Henderson, Iowa Falls, Charlotte, and Lawrence plants have been approved for ISO 9000 certification, which certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization ("ISO"). The Company is actively pursuing ISO certification in all of the remaining facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of the Company's traditional quality assurance activities.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

   The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $82.4 million of resin in fiscal 1999. Approximately 66% of the resin pounds purchased were high density polyethylene ("HDPE"), 10% linear low density polyethylene and 24% polypropylene. The Company's purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Union Carbide, Chevron, Nova, Equistar, and Mobil. Although the Company does not have any supply requirements contracts with its key suppliers, management believes that the Company has maintained outstanding relationships with these key suppliers over the past several years and expects that such relationships will continue into the foreseeable future. Based on its experience, the Company believes that adequate quantities of plastic resins will be available, but no assurances can be given.

EMPLOYEES

   At the end of fiscal 1999, the Company had approximately 2,800 employees. No employees of the Company are covered by collective bargaining agreements.

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

   Based upon a May 1998 compliance inspection, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation dated June 23, 1998 to Venture Packaging alleging that the Monroeville, Ohio facility failed to file certain reports required pursuant to the Federal Emergency Planning and Community Right-to-Know Act of 1986 (also known as "SARA Title III") for reporting years 1994 and 1995. The matter has since been closed by the OEPA, and no fines or penalties were assessed.

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

   The plastics industry, including the Company, is subject to existing and potential Federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resin used in the Company's products, HDPE, is recyclable, and, accordingly, the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, the principal requirement is the use of post consumer regrind ("PCR") as an ingredient in containers sold for non-food uses. Additionally, Oregon and California allow lightweighting of the container or concentrating the product sold in the container as options for compliance. Oregon and California provide for an exemption from all such regulations if statewide recycling reaches or exceeds 25% of rigid plastic containers. In September 1996, California passed a new bill permanently exempting food and cosmetics containers from the foregoing requirement. However, non-food containers are still required to comply.

   In December 1996, the Department of Environmental Quality estimated that Oregon had met its recycling goal of 25% for 1997 (based on 1996 data), and accordingly, was in compliance for the 1997 calendar year. However, in January 1998, California formally approved a 23.2% recycling rate for the state during 1996, and since this falls below the required 25% rate for exemption of non-food containers, the state can now begin enforcing its recycled content mandate on any non-food plastic containers from 8 oz. to 5 gallons. The Company, in order to facilitate individual customer compliance with these regulations, is providing customers the option of purchasing containers with reduced weight.

ITEM 2.  PROPERTIES

   The following table sets forth the Company's principal facilities:

         LOCATION              ACRES         SQUARE FOOTAGE            USE                      OWNED/LEASED
         --------              -----         --------------            ---                      ------------
Evansville, IN                   13.4             420,000        Headquarters and         Owned
                                                                 manufacturing            Owned
Henderson, NV                    12.0             168,000        Manufacturing            Owned
Iowa Falls, IA                   14.0             101,000        Manufacturing            Owned
Charlotte, NC                    32.0             148,000        Manufacturing            Owned
York, PA                         10.0              40,000        Manufacturing            Leased (expires December 2001)
Lawrence, KS                     19.3             423,000        Manufacturing            Owned
Suffolk, VA                      14.0             102,000        Manufacturing            Owned
Monroeville, OH                  19.0             112,000        Manufacturing            Owned
Norwich, England                  5.0              44,000        Manufacturing            Owned
Woodstock, IL                    11.7              98,000        Manufacturing            Owned
Streetsboro, OH                  12.0             140,000        Manufacturing            Owned
Minneapolis, MN                   3.0             110,000        Manufacturing            Leased (expires December 2002)

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

   The Company and/or Berry Sterling are currently litigating two lawsuits that involve United States Patent No. Des. 362,368 (the "'368 Patent"). The '368 Patent claims an ornamental design for a cup that fits an automobile cup holder. On September 21, 1995, Berry Sterling filed suit in United States District Court, Eastern District of Virginia, against Pescor Plastics, Inc. ("Pescor Plastics") for infringement of the '368 Patent. Pescor Plastics filed counterclaims seeking a declaratory judgment of invalidity and non-infringement, and damages under the Lanham Act. On December 28, 1995, Berry Sterling filed suit against Packaging Resources Incorporated ("Packaging Resources") in United States District Court, Southern District of New York, for infringement of the '368 Patent and seeking, among other equitable relief, damages in an unspecified amount. Packaging Resources has filed counterclaims against Berry Sterling alleging violation of the Lanham Act, tortious interference with Packaging Resources' prospective business advantage, consumer fraud and requesting a declaratory judgment that its "Drive-N-Go" cup does not infringe the '368 Patent. Packaging Resources has not specified the amount of damages sought. On February 25, 1998, after trial, a jury rendered a verdict in Berry Sterling's action against Pescor Plastics. The jury found the '368 Patent to be invalid on the grounds of functionality and obviousness and awarded Pescor $150,000 on its counterclaim. The jury also found that Pescor willfully infringed the '368 Patent and awarded Berry Sterling damages of $1.2 million, but this award was not included in the judgment because of the finding of the invalidity of the `368 Patent. On March 11, 1998, Berry Sterling filed a motion with the Court to set aside the verdict of invalidity and the award on the counterclaim, which was subsequently denied by the

Court. On April 29, 1998, Berry Sterling filed a Notice of Appeal of the Court's judgment and the denial of its motion to set aside the jury's verdict. Oral argument for the appeal took place on January 5, 1999.

   On August 30, 1999, the United States Court of Appeals for the Federal Circuit decided Berry Sterling's appeal in the Pescor Plastics case. The Federal Circuit affirmed the jury's finding that the patent owned by Berry Sterling was invalid. The Federal Circuit also affirmed in part and reversed in part the jury's finding of a Lanham Act violation, reducing the amount of the damages award against Berry Sterling from $150,000 to $7,490. The stipulated final judgment against Berry Sterling in the Pescor case was $24,171, including costs and applicable interest. The judgement was paid in September 1999, and the case was closed.

   Pursuant to the terms of a Stipulation and Order executed by Berry Sterling and Packaging Resources Incorporated, the Packaging Resources case will be taken off the suspense calendar and restored to the Court's active docket. Based on the invalidity of the patent, Packaging Resources is seeking to dismiss Berry Sterling's patent infringement claim in that case. Packaging Resources also currently intends to pursue its counterclaim's against Berry Sterling alleging violation of the Lanham Act, tortious interference with Packaging Resource's prospective business advantage and consumer fraud.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

   There is no public trading market for any class of common stock of the Company, Holding, Berry Iowa, Berry Tri-Plas, Berry Sterling, Aerocon, PackerWare, Berry Design, Venture Packaging, Venture Midwest, Venture Southeast, NIM Holdings, Berry UK, Knight, CPI Holding, Cardinal, Norwich Acquisition Limited or Berry Acquisition. With respect to the capital stock of Holding, as of March 28, 2000, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 41 holders of the Class B Voting Common Stock, 81 holders of the Class B Nonvoting Common Stock and 40 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding, and all of the issued and outstanding common stock of Berry Iowa, Berry Tri-Plas, Berry Sterling, Aerocon, PackerWare, Berry Design, Venture Packaging, NIM Holdings, CPI Holding, Knight, and Berry Acquisition is held by the Company. All of the issued and outstanding common stock of Venture Midwest and Venture Southeast is held by Venture Packaging, and all of the issued and outstanding common stock of Berry UK is held by NIM Holdings. All of the issued and outstanding common stock of Cardinal is held by CPI Holding, and all of the issued and outstanding common stock of Norwich Acquisition Limited is held by Berry UK.

   On April 21, 1994, the Company paid a $50.0 million dividend, which was financed through the issuance of the 1994 Notes, to Holding, the holder of all of its common stock. Holding utilized the $50.0 million dividend to make a distribution to the holders of its common stock and holders of certain other equity interests.

   Other than the payment of the $50.0 million distribution described above, Holding has not paid cash dividends on its capital stock. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of April 21, 1994 (the "1994 Indenture"), among the Company, Holding, Berry Iowa, Berry Tri-Plas and United States Trust Company of New York, as Trustee ("U.S. Trust", the Indenture dated June 18, 1996 (the "1996 Indenture"), between Holding and First Trust of New York, National Association, as Trustee, and also the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture"), among Holding, all of its direct and indirect subsidiaries and U.S. Trust, Holding and the Company are not permitted to pay any dividends on their common stock for the foreseeable future. In addition, the Credit Facility contains covenants that, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

   On July 6, 1999, the Company issued $75.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2007, in which Donaldson, Lufkin, and Jenrette Securities Corporation and Chase Securities Inc. acted as initial purchaser. The offering was exempt from the registration requirements under the Securities Act pursuant to Rule 144A and Regulation S promulgated thereunder. Discount and commissions paid to the initial purchasers in connection with the offering were $2,250,000.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1999," "1998," "1997," "1996," and "1995" relate to the fiscal years ended January 1, 2000, January 2, 1999, December 27, 1997, December 28, 1996, and December 30, 1995, respectively.

                                                         BPC HOLDING CORPORATION AND SUBSIDIARIES
                                                                           FISCAL
                                                -------------------------------------------------------------
                                                  1999         1998         1997         1996         1995
                                                ---------    ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS OF DOLLARS)
Statement of Operations Data:
     Net sales ..............................   $ 328,834    $ 271,830    $ 226,953    $ 151,058    $ 140,681
     Cost of goods sold .....................     241,067      199,227      180,249      110,110      102,484
                                                ---------    ---------    ---------    ---------    ---------
     Gross margin ...........................      87,767       72,603       46,704       40,948       38,197
     Operating expenses (a) .................      54,118       44,001       30,505       23,679       17,670
                                                ---------    ---------    ---------    ---------    ---------
     Operating income .......................      33,649       28,602       16,199       17,269       20,527
     Other expenses (b) .....................       1,416        1,865          226          302          127
     Interest expense, net (c) ..............      40,817       34,556       30,246       20,075       13,389
                                                ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes ......      (8,584)      (7,819)     (14,273)      (3,108)       7,011
     Income taxes ...........................         554         (249)         138          239          678
                                                ---------    ---------    ---------    ---------    ---------
     Net income (loss) ......................      (9,138)      (7,570)     (14,411)      (3,347)       6,333
     Preferred stock dividends ..............       3,776        3,551        2,558        1,116         --
     Amortization of preferred stock discount         292          292           74         --           --
                                                ---------    ---------    ---------    ---------    ---------
     Net income (loss) attributable to common
       shareholders .........................   $ (13,206)   $ (11,413)   $ (17,043)   $  (4,463)   $   6,333
                                                =========    =========    =========    =========    =========
Balance Sheet Data (at end of year):
     Working capital ........................   $  10,527    $   4,762    $  20,863    $  15,910    $  13,012
     Fixed assets ...........................     146,792      120,005      108,218       55,664       52,441
     Total assets ...........................     340,807      255,317      239,444      145,798      103,465
     Total debt .............................     403,989      323,298      306,335      216,046      111,676
     Stockholders' equity (deficit) .........    (133,471)    (120,357)    (108,975)     (97,550)     (32,484)

Other Data:
     Depreciation and amortization (d) ......   $  31,795    $  24,830    $  19,026    $  11,331    $   9,536
     Capital expenditures ...................      30,738       22,595       16,774       13,581       11,247

(a)Operating expenses include business start-up and machine integration expenses of $3,649 related to recent acquisitions and plant consolidation expenses of $1,501 related to the shutdown and reorganization of facilities during fiscal 1999; business start-up and machine integration expenses of $1,272 related to the 1997 Acquisitions (as hereinafter defined), plant consolidation expenses of $2,370 and $191 related to the shutdown of the Anderson, South Carolina and Reno, Nevada facilities, and start-up expenses of $109 and $142 related to the Norwich and Knight Acquisitions, respectively, during fiscal 1998; business start-up and machine integration expenses of $3,255 related to the 1997 Acquisitions, plant consolidation expenses of $480 and $368 related to the shutdown of the Winchester, Virginia and Reno, Nevada facilities, respectively, during fiscal 1997; one-time compensation expense of $2,762, Tri-Plas Acquisition start-up expenses of $671 and $907 for costs related to the consolidation of the Winchester, Virginia facility during fiscal 1996; and pursued acquisition costs of $473 and business start-up expenses of $394 in fiscal 1995.

(b)Other expenses consist of loss on disposal of property and equipment for the respective years.

(c)Includes non-cash interest expense of $8,888, $1,765, $2,005, $1,212, and $950 in fiscal 1999, 1998, 1997, 1996, and 1995, respectively.

(d)Depreciation and amortization excludes non-cash amortization of deferred financing and origination fees and debt premium/discount amortization which are included in interest expense.

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

   The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the Credit Facility is secured by substantially all of the assets of Berry; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and (vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

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

   Consolidated earnings have been insufficient to cover fixed charges by $7.1 million, $7.0 million, and $13.9 million for fiscal year 1999, 1998, and 1997, respectively. In addition, Holding has experienced consolidated net losses during each of such periods principally as a result of expenses and charges incurred in connection with acquisitions by Berry. These net losses were $9.1 million, $7.6 million, and $14.4 million for fiscal 1999, 1998, and 1997. Holding expects that it will continue to experience consolidated net losses for the foreseeable future.

YEAR ENDED JANUARY 1, 2000
COMPARED TO YEAR ENDED JANUARY 2, 1999

   NET SALES. Net sales increased 21% to $328.8 million in 1999, up $57.0 million from $271.8 million in 1998, including an approximate 1% increase in net selling price due to increased raw material costs. Plastic packaging product net sales increased $53.2 million in fiscal 1999. Within this segment, aerosol overcap net sales increased $17.3 million primarily due to the Knight Acquisition. In addition, container sales increased $27.5 million, primarily due to the Cardinal Acquisition and continued market strength of base products. Net sales in the drink cup product line decreased $6.2 million in 1999 primarily as a result of a large promotion in 1998 and increased competition in the drink cup market. Other plastic packaging product lines, including closures and custom molded products, increased $14.5 million due to a large custom program in 1999 and the acquisition of Berry UK in 1998. Housewares net sales increased $3.8 million or 18% in 1999 due primarily to new products and strong consumer demand.

   GROSS MARGIN. Gross margin increased $15.2 million or 21% from $72.6 million (27% of net sales) in 1998 to $87.8 million (27% of net sales) in 1999. This increase of 21% includes the combined impact of the added Cardinal, Berry UK, and Knight sales volume, acquisition integration, and productivity improvement initiatives offset partially by higher raw material costs. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its Arlington Heights, Illinois facility (acquired in the Knight Acquisition) in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal Acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota (acquired in the Cardinal Acquisition) and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

   OPERATING EXPENSES. Operating expenses during 1999 were $54.1 million (16% of net sales), compared with $44.0 million (16% of net sales) for 1998. Selling expenses increased $2.6 million, almost all a result of expanded sales coverage and recent acquisitions. General and administrative expenses increased $2.7 million in 1999 primarily as a result of recent acquisitions. Research and development costs increased $0.6 million to $2.3 million in 1999 primarily as a result of increased new product requests from customers and productivity improvement initiatives. Intangible amortization increased from $4.1 million in 1998 to $7.2 million for 1999, primarily a result of the amortization of goodwill ascribed to acquired companies in 1998 and 1999. Other expenses were $5.1 million for 1999 compared to $4.1 million for 1998. Other expenses in 1999 include business start-up and machine integration expenses of $3.6 million related to recent acquisitions and plant consolidation expenses of $1.5 million related to the shutdown and reorganization of facilities. Other expenses in 1998 include business start-up and machine integration expenses of $1.5 million related to recent acquisitions and plant consolidation expenses of $2.6 million related to the shutdown of facilities.

   INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1999, was $40.8 million (12% of net sales) compared to $34.6 million (13% of net sales) in 1998, an increase of $6.2 million. This increase is attributed to interest on borrowings related to the acquired businesses in 1998 and 1999 offset partially by principal reductions. Cash interest paid in 1999 was $29.8 million as compared to $33.2 million for 1998.

   INCOME TAXES. During fiscal 1999, the Company recorded an expense of $0.6 million for income taxes compared to a benefit of $0.2 million for fiscal 1998. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

   NET LOSS. The Company recorded a net loss of $9.1 million in 1999 compared to a $7.6 million net loss in 1998 for the reasons stated above.

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

Housewares net sales increased $4.0 million or 23% in 1998 due primarily to new products and strong market demands. The Berry UK Acquisition also brought the Company into the U.K. market, primarily closures product sales, which provided an additional $7.3 million of net sales in 1998. Other product lines, including custom molded products and custom mold building, decreased $5.2 million due to large custom programs that occurred in 1997.

   GROSS MARGIN. Gross margin increased $25.9 million or 55.5% from $46.7 million (20.6% of net sales) in 1997 to $72.6 million (26.7% of net sales) in 1998. The increase in gross margin is primarily attributed to increased sales volume as described above, acquisition integration, productivity improvements, and lower raw material costs. A major focus during 1998 was the consolidation of products and business of the 1997 Acquisitions (as defined herein) to the most efficient tooling, providing customers with the best product and customer service. As part of the integration, the Company closed the Anderson, South Carolina facility, which was acquired in the Venture Packaging Acquisition, in 1998 with the majority of the business being transferred to the Charlotte, North Carolina plant. Also, productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

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

   INTEREST EXPENSE AND INCOME. Net interest expense, including amortization of deferred financing costs for 1998, was $34.6 million (12.7% of net sales) compared to $30.2 million (13.3% of net sales) in 1997, an increase of $4.3 million. This increase is attributed to interest on borrowings related to the 1997 and 1998 acquisitions offset partially by principal reductions. Cash interest paid in 1998 was $33.2 million as compared to $29.9 million for 1997. Interest income for 1998 was $1.0 million, down from $2.0 million in 1997, which is attributable to an additional year of interest payments on the 12.50% Series B Senior Secured Notes due 2006 ("1996 Notes") from the escrow account.

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

INCOME TAX MATTERS

      Holding has unused operating loss carryforwards of $30.5 million for federal income tax purposes which begin to expire in 2010. Alternative minimum tax credit carryforwards of approximately $3.1 million are available to Holding indefinitely to reduce future years' federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has a credit facility with Bank of America for a senior secured line of credit. As of January 1, 2000, the Credit Facility provides the Company with (i) a $70.0 million revolving line of credit, subject to a borrowing base formula, (ii) a $2.4 million (using the January 1, 2000 exchange rate) revolving line of credit in the U.K. ("UK Revolver"), subject to a borrowing base formula,
(iii) a $50.0 million term loan facility, (iv) a $5.2 million (using the January 1, 2000 exchange rate) term loan facility in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. The indebtedness under the Credit Facility is guaranteed by Holding and the Company's subsidiaries and is secured by substantially all of the assets of the Company and guarantors. The Credit Facility requires the Company to comply with specified financial ratios and tests, including a minimum Tangible Capital Funds (as defined in the Credit Facility) test, maximum leverage ratio, interest coverage ratio, debt service coverage ratio and a fixed charge coverage ratio. The requirements of these tests may change on a quarterly basis. At January 1, 2000, the Credit Facility required the Company to have Tangible Capital Funds of not less than $73.9 million and a maximum leverage ratio of 4.5. In addition, the interest, debt service, and fixed charge coverage ratios could not be less than 2.5, 1.5, and 1.0, respectively. At January 1, 2000, the last quarterly test date, the Company was in compliance with all of the financial covenants tested on such date.

   The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Such periodic payments will aggregate approximately $20.4 million for fiscal 2000. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.50%) plus an applicable margin of 0.50% or (ii) LIBOR (adjusted for reserves) plus an applicable margin of 2.0%, at the Company's option. Following receipt of the quarterly financial statements, the agent under the Credit Facility has the option to change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on LIBOR (adjusted for reserves) plus 2.50%.

   The 1994 Indenture, the 1996 Indenture, the 1998 Indenture, and 1999 Indenture restrict the Company's ability to incur additional debt and contain other provisions, which could limit the liquidity of the Company. At January 1, 2000, the Company had unused borrowing capacity under the Credit Facility's borrowing base of $22.3 million, which is not considered additional indebtedness under the 1994 Indenture, 1996 Indenture, 1998 Indenture or 1999 Indenture. Any additional indebtedness above the borrowing base requires approval from the Credit Facility's lenders.

   Net cash provided by operating activities was $36.0 million in 1999 as compared to $34.1 million in 1998. The increase was primarily the result of improved operating performance as the Company's net loss plus non-cash expenses improved $5.8 million. Net cash provided by operating activities was $34.1 million in 1998 as compared to $14.2 million in 1997. The increase was primarily the result of improved operating performance.

      Capital expenditures in 1999 were $30.7 million, an increase of $8.1 million from $22.6 million in 1998. Included in capital expenditures during 1999 was $9.5 million relating to a major facility renovation, production systems and offices necessary to support production operating levels throughout the Company. Capital expenditures in 1999 also included investment of $12.7 million for molds, $3.4 million for molding and printing machines, and $5.1 million for accessory equipment and systems. The capital expenditure budget for 2000 is expected to be $33.6 million, including approximately $11.7 million for building and systems which includes additions to three current facilities, $14.4 million for molds, $3.8 million for molding and printing machines, and $3.7 million for accessory equipment.

   Net cash provided by financing activities was $71.1 million in 1999 as compared to $17.6 million in 1998. The $53.5 million increase can be attributed primarily to the 1999 Notes issuance of $75.0 million to finance the Cardinal Acquisition. Net cash provided by financing activities was $17.6 million in 1998 as compared to $80.4 million in 1997. The $62.8 million decrease can be attributed primarily to a $52.4 million decrease in borrowings to finance acquisitions.

   Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 2000 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations.

   The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Based upon historical operating results, without a substantial increase in the operating results of Berry, management anticipates that it will be unable to generate sufficient cash flow to permit a dividend to Holding in an amount sufficient to meet Holding's interest payment obligations under the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 notes valued at 100% of the principal amount thereof. On December 15, 1999, Holding issued an additional approximately $7.0 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. After June 15, 2001 or in the event that Holding does not pay interest in additional notes, management anticipates that such interest obligations will only be met by refinancing the 1996 Notes or raising capital through equity offerings. We can not assure you that then-current market conditions would permit Holding to consummate a refinancing or equity offering.

   At January 1, 2000, the Company's cash balance was approximately $2.5 million, and the Company had unused borrowing capacity under the Credit Facility's borrowing base of approximately $22.3 million.

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

IMPACT OF YEAR 2000

   The Company has been modifying or replacing portions of its software since 1991 so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Because this process was commenced early, the costs incurred to address this issue in any single year have not been significant. The Company's current business applications are Year 2000 compliant. Acquired businesses are converted to the Company's applications for Year 2000 compliance and consistency in applications and reporting. The most recent acquired businesses, Knight and Cardinal, were converted to the Company's applications by March 1, 1999 and January 10, 2000, respectively.

   However, the Company is currently in the process of replacing its current business software with another Year 2000 compliant package. This replacement is not due to any Year 2000 issues, but is needed to accommodate the changes that have been experienced in the business due to acquisitions in recent years. The anticipated cost of this conversion is about $2.8 million of which $2.6 million has been paid through January 1, 2000. The accounting phase of this conversion was completed for all plants in January 1999. The remaining phases are scheduled to be completed by the end of 2000.

   The Company believes it has an effective program in place to resolve all internal Year 2000 issues and that all such issues were adequately resolved prior to January 1, 2000. An inventory of computer based systems has been compiled and verified through testing and supplier verification. The Company replaced the voicemail system in the Lawrence plant for about $80,000. In addition, the computer on the palletizer in the Woodstock plant has been back-dated, which has not had any impact on operations. This system is planned to be upgraded by the end of 2000.

The anticipated cost of this upgrade is about $13,000. No internal Year 2000 problems have been experienced to date by Company.

   The major Year 2000 risk that the Company faces is the Year 2000 readiness of external suppliers of goods and services. This could have material disruption in our ability to produce and deliver product should there be major disruptions in the economy or failure of key suppliers. While it is impossible to account for the effectiveness of every supplier's Year 2000 efforts, the following steps have been completed:

   o Identified key suppliers, which include suppliers of raw material, banking, transportation, service, and utility providers and surveying these suppliers as to their Year 2000 status;
   o  Identified which suppliers are not compliant or at risk; and
   o Engaged in risk assessment and contingency planning for these key suppliers.

   The Company completed a survey of 304 "key suppliers" to determine their Year 2000 status. The Company did not identify any suppliers who were not Year 2000 compliant or at risk. The Company does not currently have any contingency plans in place. The Company has not experienced any Year 2000 problems with any suppliers to date.

   Management believes that the Company has effectively resolved any potential Year 2000 problems, has not experienced any Year 2000 problems to date and does not currently expect to incur any additional costs for Year 2000 compliance. However, the Company may not have identified and remedied all Year 2000 problems. If any Year 2000 issues arise, any remediation efforts could involve significant time and expense and may have a material adverse effect on our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                               F-1
Consolidated Balance Sheets at January 1, 2000 and January 2, 1999 F-2 Consolidated Statements of Operations for the years ended January 1,
   2000, January 2, 1999, and December 27, 1997                              F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the years ended January 1, 2000, January 2, 1999, and
   December 27, 1997                                                         F-5
Consolidated Statements of Cash Flows for the years ended January 1, 2000,
   January 2, 1999, and December 27, 1997                                    F-6

Notes to Consolidated Financial Statements                                   F-7


                    INDEX TO FINANCIAL STATEMENT SCHEDULES

I. Condensed Financial Information of Parent Company                         S-1
II.  Valuation and Qualifying Accounts                                       S-5

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

                    NAME                         AGE                      TITLE                               ENTITY
                    ----                         ---                      -----                               ------
Roberto Buaron(1)(4).....................        53      Chairman and Director                     Company and Holding
                                                         President, Chief Executive Officer and

Martin R. Imbler(1)(4)...................        52      Director                                  Company
                                                         President and Director                    Holding
                                                         Executive Vice President, Operations
Ira G. Boots.............................        45      and Director                              Company
                                                         Executive Vice President, Chief
                                                         Financial Officer, Treasurer and
James M. Kratochvil......................        43      Secretary                                 Company
                                                         Executive Vice President, Chief
                                                         Financial Officer and Secretary           Holding
                                                         Executive Vice President, Sales and
R. Brent Beeler..........................        47      Marketing                                 Company
Randy Hobson.............................        34      Vice President, Sales and Marketing       Company
Douglas E. Bell..........................        48      Vice President, Sales and Marketing       Company
Stephen P. Cassidy.......................        36      Vice President, Operations                Company
                                                         Vice President-- Sales and Marketing,
Bruce J. Sims............................        50      Housewares                                Company
Lawrence G. Graev(2)(3)..................        55      Director                                  Company and Holding
                                                         Vice President, Assistant Secretary and

Joseph S. Levy(2)(3).....................        31      Director                                  Company and Holding
Donald J. Hofmann, Jr.(1)(2)(3)(4).......        42      Director                                  Company and Holding
Mathew J. Lori...........................        36      Director                                  Company and Holding
David M. Clarke..........................        49      Director                                  Company and Holding

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

   JAMES M. KRATOCHVIL has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He was also promoted to Executive Vice President, Chief Financial Officer and Secretary of Holding in December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

   R. BRENT BEELER has been Executive Vice President, Sales and Marketing since February 1996. He formerly served as Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

   RANDY HOBSON has been Vice President - Sales and Marketing of the Company since June 1998. Mr. Hobson was Marketing Manager - Containers for the Company from November 1997 to June 1998. Prior to that, he was a Regional Sales Manager from 1992 to November 1997. Mr. Hobson joined Old Berry in 1988.

   DOUGLAS E. BELL has been Vice President, Sales and Marketing of the Company since August 1999. Mr. Bell retired from the Company in June 1998 and worked as a consultant for the Company until his return in August 1999. From March 1991 to June 1998, he served as Executive Vice President, Sales and Marketing and a Director of the Company.

   STEPHEN P. CASSIDY has been Vice President, Operations of the Company since August 1999. From January 1997 to August 1999, he was Vice President of Courtaulds Packaging. From 1995 to 1997, Mr. Cassidy was Operating Director of Courtaulds Asia. Mr. Cassidy was Chief Executive from 1993 to 1995 for Courtaulds Powder Coatings Malaysia.

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

   LAWRENCE G. GRAEV has been a Director of the Company and Holding since August 1995. Mr. Graev is a partner in the law firm of O'Sullivan Graev & Karabell, LLP of New York, where he has been a partner since 1974. Mr. Graev is also a Director of First Atlantic.

   JOSEPH S. LEVY has been Vice President and Assistant Secretary of the Company and Holding since April 1995. Mr. Levy has been a Director of Holding and the Company since April 1998. Mr. Levy has been Principal of First Atlantic since December 1999, and prior to that Mr. Levy had been a Vice President.

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

The Stockholders Agreement (as defined herein) contains provisions regarding the election of directors. See "Certain Relationships and Related Transactions - Stockholders Agreements."

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

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                            ANNUAL COMPENSATION            COMPENSATION
                                                       ------------------------------       SECURITIES
                                                       FISCAL                               UNDERLYING         OTHER
             NAME AND PRINCIPAL POSITION               YEAR       SALARY      BONUS         OPTIONS (#)    COMPENSATION(1)
             ---------------------------               -----    ---------   ---------       -----------    ---------------
Martin R. Imbler                                       1999     $ 362,940   $ 121,201              --        $   1,650
     President and Chief Executive Officer             1998       327,397      46,697              --            1,650
                                                       1997       307,396      87,623              __            1,520

Ira G. Boots                                           1999       251,163      95,486              --            1,650
     Executive Vice President, Operations              1998       176,631      39,024              --            1,650
                                                       1997       151,691      72,868              __            1,520

James M. Kratochvil                                    1999       200,894      80,083              --            1,650
     Executive Vice President, Chief Financial         1998       142,483      30,413              --            1,650
     Officer, Treasurer and Secretary                  1997       119,459      56,307              __            1,520

R. Brent Beeler                                        1999       226,504      79,350              --            1,650
     Executive Vice President, Sales and Marketing     1998       145,218      32,621              --            1,650
                                                       1997       125,973      60,554              __            1,520

Bruce J. Sims                                          1999       190,922      95,486              --            1,650
     Vice President, Sales and Marketing               1998       163,518      39,024              --            1,650
                                                       1997       413,497          __              --            1,520

(1) Amounts shown reflect contributions by the Company under the Company's 401(k) plan.

FISCAL YEAR-END OPTION HOLDINGS

   The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at January 1, 2000.

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

Martin R. Imbler                5,930/2,542               $747,180/$320,292
Ira G. Boots                    3,650/1,564                459,900/197,064
James M. Kratochvil              2,281/978                 287,406/123,228
R. Brent Beeler                  2,281/978                 287,406/123,228
Bruce J. Sims                     650/650                   76,700/76,700

(1) None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Class B Nonvoting Common Stock at January 1, 2000.

(2) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

   Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

   The Company has an employment agreement with Mr. Imbler (the "Imbler Employment Agreement") that expires on June 30, 2001. Base compensation under the Imbler Employment Agreement for fiscal 1999 was $362,940. The Imbler Employment Agreement also provides for an annual performance bonus of $50,000 to $175,000 based upon the Company's attainment of certain financial targets. The Company may terminate Mr. Imbler's employment for "cause" or upon a "disability" (as such terms are defined in the Imbler Employment Agreement). If the Company terminates Mr. Imbler "without cause" (as defined in the Imbler Employment Agreement), Mr. Imbler is entitled to receive, among other things, the greater of (i) one year's salary or (ii) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company. The Imbler Employment Agreement also contains customary noncompetition, nondisclosure and nonsolicitation provisions.

   The Company also has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, and Sims (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on June 30, 2001, and the agreement for Sims expires on January 21, 2002. The Employment Agreements provided for fiscal 1999 base compensation of $251,163, $200,894, $226,504 and $190,922, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" (as defined in the Employment Agreements), the Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or (B) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company (other than Mr. Sims, who would receive his salary for one year), and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Company established the Compensation Committee comprised of Messrs. Buaron, Imbler, and Hofmann, in October 1996. The annual salary and bonus paid to Messrs. Imbler, Boots, Kratochvil Beeler, and Sims for fiscal 1999 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Imbler pursuant to policies established in consultation with the Compensation Committee.

   The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $792,000 for fiscal 1999, $835,000 for fiscal 1998, and $771,200 for fiscal 1997. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and
(ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Berry UK Acquisition and the Knight Acquisition, respectively. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition. See "Certain Relationships and Related Transactions."

   Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of any of the fees paid with respect to the acquisitions described above. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

   Atlantic Equity Partners, L.P. (the "Fund"), a prior stockholder of Holding, received in June 1996 approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. Atlantic Equity Associates, L.P., a Delaware limited partnership ("AEA"), is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital Corporation ("Buaron Capital"). Buaron Capital is the managing and sole general partner of AEA. See "Certain Relationships and Related Transactions."

STOCK OPTION PLAN

   Employees, directors and certain independent consultants of the Company and its subsidiaries are entitled to participate in the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan"), which provides for the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are non-qualified under the Code. The total number of shares of Class B Nonvoting Common Stock of Holding for which options may be granted pursuant to the Option Plan is 61,620. The Option Plan will terminate on October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. The Stock Option Committee of the Board of Directors of Holding administers all aspects of the Option Plan, including selecting which of the Company's directors, employees and independent consultants will receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the manner and timing for vesting of such options, the terms of such options, the exercise date of any options and the number of shares subject to such options. Directors who are also employees are eligible to receive options under the Option Plan.

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

   Under the Option Plan, as of January 1, 2000, there were outstanding options to purchase an aggregate of 51,479 shares of Class B Nonvoting Common Stock to 70 employees of the Company, at an exercise price between $100 and $170 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

   All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the ownership of the capital stock of Holding with respect to (i) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (ii) each of Holding's directors, (iii) the Named Executive Officers and (iv) all directors and officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.

                                       SHARES OF                                            SHARES OF
                                        VOTING                                              NONVOTING
                                    COMMON STOCK(1)                                      COMMON STOCK(1)
                               --------------------------                     --------------------------------------  PERCENTAGE OF
                                                            PERCENTAGE OF                                            ALL CLASSES OF
      NAME AND ADDRESS OF                                       VOTING                                                COMMON STOCK
       BENEFICIAL OWNER          CLASS A      CLASS B        COMMON STOCK       CLASS A      CLASS B      CLASS C    (FULLY-DILUTED)
------------------------------ ------------ ------------- ------------------- ------------ ------------- ----------- ---------------
Atlantic Equity Partners
    International II, L.P.(2)        --       128,142            54.4%              --        3,385         11,470         22.2%
Chase Venture Capital
    Associates, LLC (3)          52,000         5,623 (4)        23.9          148,000       17,837 (4)         --         34.8
BPC Equity, LLC(5)               31,200            --            13.2           88,800           --             --         18.7
Roberto Buaron(6)                    --       128,142            54.4               --        3,385         11,470         22.3
Martin R. Imbler                     --         3,629             1.5               --       15,390 (7)        664          3.1
Joseph S. Levy(8)                    --            42              *                --          118             14            *
Lawrence G. Graev(9)                 --            --             --                --           --             --           --
Donald J. Hofmann, Jr.(10)       52,000         5,623 (4)        23.9          148,000       17,837 (4)         --         34.8
Mathew J. Lori(11)               52,000         5,623 (4)        23.9          148,000       17,837 (4)         --         34.8
David M. Clarke(12)              31,200            --            13.2           88,800           --             --         18.7
Ira G. Boots                         --         1,718              *                --        5,446(13)         --          1.1
James M. Kratochvil                  --         1,196              *                --        5,359(14)        391          1.1
R. Brent Beeler                      --         1,196              *                --        5,359(15)        391          1.1
Bruce J. Sims                        --            --              *                --        1,994(16)        170            *
All officers and directors as
    a group (14 persons)         83,200       141,741            95.5          236,800       56,214         12,994         82.6

* Less than one percent.

(1) The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 1,000,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated Class C Nonvoting Common Stock. Of the 1,000,000 shares of Preferred Stock, 800,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock, and 200,000 shares are designated Series B Cumulative Preferred Stock.

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

(3)  Address is 380 Madison Avenue, 12th Floor, New York, New York 10017.

(4) Represents warrants to purchase such shares of common stock held by Chase Venture Capital Associates, LLC ("CVCA") which are currently exercisable.

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

(7) Includes 5,930 options granted to Mr. Imbler, which are presently exercisable.

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

(13) Includes 3,650 options granted to Mr. Boots, which are currently exercisable.

(14) Includes 2,281 options granted to Mr. Kratochvil, which are currently exercisable.

(15) Includes 2,281 options granted to Mr. Beeler, which are currently exercisable.

(16) Includes 650 options granted to Mr. Sims, which are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FIRST ATLANTIC

   Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $792,000 for fiscal 1999, $835,000 for fiscal 1998, and $771,200 for fiscal 1997. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $287,500 and $28,700 in January 1997 for originating, structuring and negotiating the PackerWare Acquisition and the Container Industries Acquisition, respectively. First Atlantic received advisory fees of approximately $117,900 and $531,600 in May 1997 and August 1997, respectively, for originating, structuring and negotiating the Virginia Design Acquisition and the Venture Packaging Acquisition, respectively. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Berry UK Acquisition and the Knight Acquisition, respectively. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition.

   Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of the fees paid with respect to the acquisitions described above. Mr. Graev is also a director of First Atlantic, and Mr. Levy is an officer of First Atlantic. First Atlantic is engaged by International to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures.

   Atlantic Equity Partners, L.P. (the "Fund"), a prior stockholder of Holding, received in June 1996 approximately $67.6 million from the sale of its common stock in Holding and warrants to purchase common stock. First Atlantic is engaged by the Fund to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and the Fund have completely distinct ownership and equity structures. AEA is the sole general partner of the Fund. Mr. Buaron is the sole shareholder of Buaron Capital, and Buaron Capital is the managing and sole general partner of AEA.

STOCKHOLDERS AGREEMENTS

   Holding entered into a Stockholders Agreement dated as of June 18, 1996 (the "Stockholders Agreement") with certain common equity investors ("Common Stock Purchasers"), certain Management Stockholders (as defined herein) and, for limited purposes thereunder, the Northwestern Mutual Life Insurance Company and CVCA ("Preferred Stock Purchasers"). The Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following:
(i) until the occurrence of certain events specified in the Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Levy); (C) CVCA will have the right to designate two directors (who are currently Messrs. Hofmann and Lori); and (D) the institutional holders (excluding International and CVCA) will have the right to designate one director (who is currently Mr. Clarke); (ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding; (iii) under certain circumstances and in the case of International or CVCA, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2001 and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2002. Provisions under the Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by CVCA and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and
(iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the Stockholders Agreement). Pursuant to the Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the warrants issued by Holding in 1996 and the Holding Common Stock issuable upon exercise thereof. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, CVCA and the Institutional Holders (as defined in the Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them on June 19, 1996.

   The Stockholders Agreement grants registration rights, under certain circumstances and subject to specified conditions, to the Common Stock Purchasers. International and CVCA each have the right, on three occasions, to demand registration, at Holding's expense, of their shares of Holding Common Stock. Under certain circumstances, a majority in interest of the institutional holders (excluding International and CVCA) have the right, on one occasion, to demand registration, at Holding's expense, of their shares of Holding Common Stock. The Stockholders Agreement provides that if Holding proposes to register any of its securities, either for its own account or for the account of other stockholders, Holding will be required to notify all Common Stock Purchasers and to include in such registration the shares of Holding Common Stock requested to be included by them. All shares of Holding Common Stock owned by the Common Stock Purchasers requested to be included in a registration will be subject to cutbacks under certain circumstances in connection with an underwritten public offering.

   The provisions of the Stockholders Agreement regarding voting rights, negative covenants, information/inspection rights, the right to force a sale of Holding, preemptive rights and transfer restrictions generally will expire on the earlier to occur of (i) the later of (A) June 18, 2001 if an underwritten public offering of equity securities of Holding resulting in gross proceeds of at least $20.0 million occurs prior to June 18, 2001 and (B) the occurrence of such underwritten public offering that occurs subsequent to June 18, 2001; (ii) June 18, 2016; and (iii) a sale of Holding. In addition, the Stockholders Agreement provides that certain rights of a Common Stock Purchaser (to the extent such rights apply to such Common Stock Purchaser) to designate members of the Board of Directors of Holding and/or to approve certain actions by Holding will terminate if certain circumstances occur.

   Holding is also party to the Amended and Restated Stockholders Agreement dated June 18, 1996 (the "Management Stockholders Agreement"), with International and all management shareholders including, among others, Messrs. Imbler, Boots, Kratochvil, Beeler, and Sims (collectively, the "Management Stockholders"). The Management Stockholders Agreement contains provisions (i) limiting transfers of equity by the Management Stockholders; (ii) requiring the Management Stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions; (iii) granting the Management Stockholders certain rights of co-sale in connection with sales by International; (iv) granting Holding rights to repurchase capital stock from the Management Stockholders upon the occurrence of certain events; and (v) requiring the Management Stockholders to offer shares to Holding prior to any permitted transfer.

TAX SHARING AGREEMENT

   For federal income tax purposes, Berry and its subsidiaries are included in the affiliated group of which Holding is the common parent and as a result, the federal taxable income and loss of Berry and its subsidiaries is included in the group consolidated tax return filed by Holding. In April 1994, Holding, Berry and certain of its subsidiaries entered into a tax sharing agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, for fiscal 1994 and all taxable years thereafter for which the Tax Sharing Agreement remains in effect, Berry and its subsidiaries as a consolidated group are required to pay to Holding an amount equal to the taxes that they would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of a tax liability which is attributable to them). If Berry and its subsidiaries would have been entitled to a tax refund for taxes paid previously on the basis computed as if they were to file separate returns, then under the Tax Sharing Agreement, Holding is required to pay to Berry and its subsidiaries an amount equal to such tax refund. If, however, Berry and its subsidiaries would have reported a tax loss if they were to file separate returns, then Holdings intends, but is not obligated under the Tax Sharing Agreement, to pay to Berry and its subsidiaries an amount equal to the tax benefit that is realized by Holding as a result of such separate loss. Under the Tax Sharing Agreement any such payments to be made by Holding to Berry or any of its subsidiaries on account of a tax loss are within the sole discretion of Holding. No payments have been made to date.

LEGAL SERVICES

   Mr. Graev is a partner in the law firm of O'Sullivan Graev & Karabell, LLP, New York, New York. O'Sullivan Graev & Karabell, LLP provides legal services to the Company and Holding in connection with certain matters, principally relating to transactional, securities law, general corporate and litigation matters.

TRANSACTIONS WITH AFFILIATES

   The 1996 Indenture, the Stockholders Agreement, the 1994 Indenture, the 1998 Indenture, the 1999 Indenture, and the Credit Facility restrict the Company's and its affiliates' ability to enter into transactions with their affiliates, including their officers, directors and principal stockholders.

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

        None.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation ("Holding") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                /S/  ERNST & YOUNG LLP

Indianapolis, Indiana
February 18, 2000

                             BPC HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                                              JANUARY 1, 2000   JANUARY 2, 1999
                                                                              ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents ............................................   $         2,546   $         2,318
     Accounts receivable (less allowance for doubtful accounts of $1,386 at
         January 1, 2000 and $1,651 at January 2, 1999) ...................            37,507            29,951
     Inventories:
         Finished goods ...................................................            31,676            23,146
         Raw materials and supplies .......................................            15,016             8,556
                                                                              ---------------   ---------------
                                                                                       46,692            31,702
     Prepaid expenses and other receivables ...............................             2,082             1,665
     Income taxes recoverable .............................................                45               577
                                                                              ---------------   ---------------
Total current assets ......................................................            88,872            66,213

Assets held in trust ......................................................              --               6,679

Property and equipment:
     Land .................................................................             8,556             7,769
     Buildings and improvements ...........................................            48,080            38,960
     Machinery, equipment and tooling .....................................           172,082           142,440
     Construction in progress .............................................            18,170            11,780
                                                                              ---------------   ---------------
                                                                                      246,888           200,949
     Less accumulated depreciation ........................................           100,096            80,944
                                                                              ---------------   ---------------
                                                                                      146,792           120,005
Intangible assets:
     Deferred financing and origination fees, net .........................            11,571            10,327
     Covenants not to compete, net ........................................             3,723             4,071
     Excess of cost over net assets acquired, net .........................            87,614            44,536
                                                                              ---------------   ---------------
                                                                                      102,908            58,934
Deferred income taxes .....................................................              --               2,758
Other .....................................................................             2,235               728
                                                                              ---------------   ---------------
Total assets ..............................................................   $       340,807   $       255,317
                                                                              ===============   ===============

                                                                                               JANUARY 1, 2000      JANUARY 2, 1999
                                                                                             -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ......................................................................  $          25,798    $          18,059
    Accrued expenses and other liabilities ................................................              9,590               10,863
    Accrued interest ......................................................................              8,108                4,166
    Employee compensation and payroll taxes ...............................................             13,461                8,953
    Income taxes ..........................................................................                279                   22
    Current portion of long-term debt .....................................................             21,109               19,388
                                                                                             -----------------    -----------------
Total current liabilities .................................................................             78,345               61,451

Long-term debt, less current portion ......................................................            382,880              303,910
Accrued dividends on preferred stock ......................................................             11,001                7,225
Deferred income taxes .....................................................................                503                  497
Other liabilities .........................................................................              1,549                2,591
                                                                                             -----------------    -----------------
                                                                                                       474,278              375,674
Stockholders' equity (deficit):
    Series A Preferred Stock; 800,000 shares authorized; 600,000 shares issued and outstanding (net of discount of $2,478 at January 1, 2000 and $2,770
        at January 2, 1999)................................................................             12,093               11,801
    Series B Preferred Stock; 200,000 shares authorized, issued and outstanding ...........              5,000                5,000
    Class A Common Stock; $.01 par value:
        Voting; 500,000 shares authorized; 91,000 shares issued and outstanding ...........                  1                    1

        Nonvoting; 500,000 shares authorized; 259,000 shares issued and outstanding .......                  3                    3
    Class B Common Stock; $.01 par value:
       Voting; 500,000 shares authorized; 145,058 shares issued and 144,546 shares
           outstanding ....................................................................                  1                    1
        Nonvoting; 500,000 shares authorized; 58,612 shares issued and 57,169 shares
           outstanding ....................................................................                  1                    1
    Class C Common Stock; $.01 par value:  Nonvoting; 500,000 shares authorized; 17,000
        shares issued and 16,833 shares outstanding .......................................               --                   --

    Treasury stock:  512 shares Class B Voting Common Stock; 1,443 shares Class B Nonvoting
        Common Stock; and 167 shares Class C Nonvoting Common Stock .......................               (256)                (280)
    Additional paid-in capital ............................................................             41,559               45,611
    Warrants ..............................................................................              3,511                3,511
    Retained earnings (deficit) ...........................................................           (195,061)            (185,923)
    Accumulated other comprehensive income (loss) .........................................               (323)                 (83)
                                                                                             -----------------    -----------------
Total stockholders' equity (deficit) ......................................................           (133,471)            (120,357)
                                                                                             -----------------    -----------------
Total liabilities and stockholders' equity (deficit) ......................................  $         340,807    $         255,317
                                                                                             =================    =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            BPC HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                                               YEAR ENDED
                                                  --------------------------------------
                                                  JANUARY 1,    JANUARY 2,   DECEMBER 27,
                                                     2000         1999          1997
                                                  ----------    ----------    ----------
Net sales .....................................   $  328,834    $  271,830    $  226,953
Cost of goods sold ............................      241,067       199,227       180,249
                                                  ----------    ----------    ----------
Gross margin ..................................       87,767        72,603        46,704

Operating expenses:
     Selling ..................................       17,383        14,780        11,320
     General and administrative ...............       22,034        19,308        11,505
     Research and development .................        2,338         1,690         1,310
     Amortization of intangibles ..............        7,215         4,139         2,226
     Other expenses ...........................        5,148         4,084         4,144
                                                  ----------    ----------    ----------
Operating income ..............................       33,649        28,602        16,199

Other expenses:
     Loss on disposal of property and equipment        1,416         1,865           226
                                                  ----------    ----------    ----------
Income before interest and taxes ..............       32,233        26,737        15,973

Interest:
     Expense ..................................      (41,040)      (35,555)      (32,237)
     Income ...................................          223           999         1,991
                                                  ----------    ----------    ----------
Loss before income taxes ......................       (8,584)       (7,819)      (14,273)
Income taxes (benefit) ........................          554          (249)          138
                                                  ----------    ----------    ----------
Net loss ......................................       (9,138)       (7,570)      (14,411)

Preferred stock dividends .....................       (3,776)       (3,551)       (2,558)
Amortization of preferred stock discount ......         (292)         (292)          (74)
                                                  ----------    ----------    ----------
Net loss attributable to common shareholders ..   $  (13,206)   $  (11,413)   $  (17,043)
                                                  ==========    ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            (IN THOUSANDS OF DOLLARS)

                                                 COMMON STOCK            PREFERRED STOCK
                                          ---------------------------   -----------------
                                                                                                       ADDITIONAL
                                                                                            TREASURY    PAID-IN
                                          CLASS A   CLASS B   CLASS C   CLASS A   CLASS B    STOCK      CAPITAL     WARRANTS
                                          -------   -------   -------   -------   -------   --------    --------    --------
Balance at December 29, 1996 ..........   $     4   $     2   $  --     $11,216   $  --     $    (22)   $ 51,681    $  3,511

Net loss ..............................      --        --        --        --        --         --          --          --
Sale of stock to management ...........      --        --        --        --        --         --           325        --
Issuance of preferred stock ...........      --        --        --        --       5,000       --          --          --
Accrued dividends on preferred stock ..      --        --        --        --        --         --        (2,558)       --
Amortization of preferred stock
discount ..............................      --        --        --        _293      --         --           (74)       --
                                          -------   -------   -------   -------   -------   --------    --------    --------
Balance at December 27, 1997 ..........         4         2      --      11,509     5,000        (22)     49,374       3,511
                                          -------   -------   -------   -------   -------   --------    --------    --------

Net loss ..............................      --        --        --        --        --         --          --          --
Sale of stock to management ...........      --        --        --        --        --         --            80        --
Purchase treasury stock from management      --        --        --        --        --         (258)       --          --
Translation loss ......................      --        --        --        --        --         --          --          --
Accrued dividends on preferred stock ..      --        --        --        --        --         --        (3,551)       --
Amortization of preferred stock
discount ..............................      --        --        --        _292      --         --          (292)       --
                                          -------   -------   -------   -------   -------   --------    --------    --------
Balance at January 2, 1999 ............         4         2      --      11,801     5,000       (280)     45,611       3,511
                                          -------   -------   -------   -------   -------   --------    --------    --------
Net loss ..............................      --        --        --        --        --         --          --          --
Sale of treasury stock to management ..      --        --        --        --        --           40          16        --
Purchase treasury stock from management      --        --        --        --        --          (16)       --          --
Translation loss ......................      --        --        --        --        --         --          --          --
Accrued dividends on preferred stock ..      --        --        --        --        --         --        (3,776)       --
Amortization of preferred stock
discount ..............................      --        --        --        _292      --         --          (292)       --
                                          -------   -------   -------   -------   -------   --------    --------    --------
Balance at January 1, 2000 ............   $     4   $     2   $  --     $12,093   $ 5,000   $   (256)   $ 41,559    $  3,511
                                          =======   =======   =======   =======   =======   ========    ========    ========
                                                      ACCUMULATED
                                                         OTHER
                                         RETAINED     COMPREHENSIVE                 COMPREHENSIVE
                                         EARNINGS     INCOME (LOSS)     TOTAL       INCOME (LOSS)
                                         ---------    -------------    ---------    -------------
Balance at December 29, 1996 ..........  $(163,942)   $        --      $ (97,550)            --

Net loss ..............................    (14,411)            --        (14,411)   $     (14,411)
Sale of stock to management ...........       --               --            325             --
Issuance of preferred stock ...........       --               --          5,000             --
Accrued dividends on preferred stock ..       --               --         (2,558)            --
Amortization of preferred stock
discount ..............................       --               --            219             --
                                         ---------    -------------    ---------    -------------
Balance at December 27, 1997 ..........   (178,353)            --       (108,975)   $     (14,411)
                                         ---------    -------------    ---------    =============

Net loss ..............................     (7,570)            --         (7,570)   $      (7,570)
Sale of stock to management ...........       --               --             80             --
Purchase treasury stock from management       --               --           (258)            --
Translation loss ......................       --                (83)         (83)             (83)
Accrued dividends on preferred stock ..       --               --         (3,551)            --
Amortization of preferred stock
discount ..............................       --               --           --               --
                                         ---------    -------------    ---------    -------------
Balance at January 2, 1999 ............   (185,923)             (83)    (120,357)   $      (7,653)
                                         ---------    -------------    ---------    =============
Net loss ..............................     (9,138)            --         (9,138)   $      (9,138)
Sale of treasury stock to management ..       --               --             56             --
Purchase treasury stock from management       --               --            (16)            --
Translation loss ......................       --               (240)        (240)            (240)
Accrued dividends on preferred stock ..       --               --         (3,776)            --
Amortization of preferred stock
discount ..............................       --               --           --               --
                                         ---------    -------------    ---------    -------------
Balance at January 1, 2000 ............  $(195,061)   $        (323)   $(133,471)   $      (9,378)
                                         =========    =============    =========    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                               YEAR ENDED
                                                                  ---------------------------------------
                                                                  JANUARY 1,    JANUARY 2,   DECEMBER 27,
                                                                     2000         1999           1997
                                                                  ----------    ----------    ----------
OPERATING ACTIVITIES

Net loss ......................................................   $   (9,138)   $   (7,570)   $  (14,411)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation .........................................       24,580        20,690        16,800
         Non-cash interest expense ............................        8,888         1,765         2,005
         Amortization .........................................        7,215         4,139         2,226
         Interest funded by assets held in trust ..............        6,679        13,059        11,255
         Non-cash compensation ................................         --             600          --
         Write-off of deferred acquisition costs ..............         --            --             515
         Loss on sale of property and equipment ...............        1,416         1,865           226
         Deferred income taxes ................................            6          (709)         --
         Changes in operating assets and liabilities:
             Accounts receivable, net .........................         (723)        4,413        (2,290)
             Inventories ......................................       (7,746)         (252)        2,767
             Prepaid expenses and other receivables ...........         (529)        1,016          (137)
             Other assets .....................................          493           (43)         (225)
             Accounts payable and accrued expenses ............        4,603        (4,809)       (4,516)
             Income taxes payable .............................          257           (33)          (61)
                                                                  ----------    ----------    ----------
Net cash provided by operating activities .....................       36,001        34,131        14,154

INVESTING ACTIVITIES

Additions to property and equipment ...........................      (30,738)      (22,595)      (16,774)
Proceeds from disposal of property and equipment ..............          529         4,471         1,078
Acquisitions of businesses ....................................      (76,769)      (33,996)      (86,406)
                                                                  ----------    ----------    ----------
Net cash used for investing activities ........................     (106,978)      (52,120)     (102,102)

FINANCING ACTIVITIES

Proceeds from long-term borrowings ............................       90,435        44,044        85,703
Payments on long-term borrowings ..............................      (16,340)      (24,906)       (2,821)
Purchase of treasury stock from management ....................          (16)         (258)         --
Proceeds from issuance of common stock ........................         --              80           325
Proceeds from issuance of treasury stock ......................           56          --            --
Debt issuance costs ...........................................       (3,000)       (1,341)       (2,763)
                                                                  ----------    ----------    ----------
Net cash provided by financing activities .....................       71,135        17,619        80,444
Effect of exchange rate changes on cash .......................           70          --            --
                                                                  ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ..........          228          (370)       (7,504)
Cash and cash equivalents at beginning of year ................        2,318         2,688        10,192
                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of year ......................   $    2,546    $    2,318    $    2,688
                                                                  ==========    ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BPC HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1. ORGANIZATION

BPC Holding Corporation ("Holding"), through its subsidiary Berry Plastics Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation ("Berry Iowa"), Berry Sterling Corporation ("Berry Sterling"), Berry Tri-Plas Corporation ("Berry Tri-Plas"), Berry Plastics Design Corporation ("Berry Design"), PackerWare Corporation ("PackerWare"), Venture Packaging, Inc. ("Venture Packaging") and its subsidiaries Venture Packaging Midwest, Inc. and Venture Packaging Southeast, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited ("Berry UK"), Knight Plastics, Inc., and CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc. ("Cardinal"), manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; York, Pennsylvania; Suffolk, Virginia; Lawrence, Kansas, Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; and Minneapolis, Minnesota.

In connection with the PackerWare acquisition in January 1997 (see Note 3), the Company also acquired a manufacturing facility in Reno, Nevada. This facility was closed in 1997, and its operations were consolidated into the Henderson, Nevada facility. In March 1998, Berry announced the consolidation of its Anderson, South Carolina facility with other Company locations with the majority of the business moving to the Charlotte, North Carolina and Monroeville, Ohio facilities. In connection with the Cardinal acquisition in July 1999 (see Note
3), the Company also acquired a manufacturing facility in Ontario, California. This facility was closed in 1999, and its operations were consolidated into the Henderson, Nevada facility.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "1999", "1998," and "1997" relate to the fiscal years ended January 1, 2000, January 2, 1999, and December 27, 1997, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS

The consolidated financial statements include the accounts of Holding and its subsidiaries all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly-owned subsidiaries, operates in two primary industry segments. The Company is a manufacturer and marketer of plastic packaging, with sales concentrated in three product groups within this market: aerosol overcaps, containers, and drink cups. In addition, the Company is a manufacturer for the retail housewares market. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $82.4 million in 1999. Dow Chemical Corporation is the principal supplier (approximately 38%) of the Company's total resin material requirements. The Company also uses other suppliers such as Union Carbide, Chevron, Mobil, Nova and Equistar to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

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

INTANGIBLE ASSETS

Origination fees and deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

Covenants not to compete are being amortized over the respective lives of the agreements ranging from one to five years.

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

RECLASSIFICATIONS

Certain amounts on the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 2000. This statement establishes accounting reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives will be accounted for based upon their intended use and designation. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.

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

On May 13, 1997, Berry Design, a newly-formed wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Virginia Design Packaging Corp. ("Virginia Design") for approximately $11.1 million. The purchase was financed through the Credit Facility. The operations of Berry Design are included in the Company's operations since the acquisition date using the purchase method of accounting.

On August 29, 1997, the Company acquired the outstanding common stock of Venture Packaging for aggregate consideration of $43.7 million and merged Venture Packaging with a newly formed subsidiary of the Company (with Venture Packaging being the surviving corporation). The purchase was primarily financed through the Credit Facility. Additionally, preferred stock and warrants were issued to certain selling shareholders of Venture Packaging (see Note 9). The operations of Venture Packaging are included in the Company's operations since the acquisition date using the purchase method of accounting.

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million. The purchase was primarily financed through the Credit Facility. The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

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

On July 6, 1999, the Company acquired all of the outstanding capital stock of CPI Holding Corporation ("Cardinal"), the parent company of Cardinal Packaging, Inc. for aggregate consideration of approximately $72.0 million. The purchase was financed through the issuance by Berry of $75.0 million of 11% Senior Subordinated Notes. The operations of Cardinal are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Cardinal acquisition occurred at the beginning of each fiscal year presented and the Norwich Moulders and Knight acquisitions occurred on December 28, 1997.

                                       YEAR ENDED
                               ----------------------------
                               JANUARY 1,        JANUARY 2,
                                 2000              1999
                               ----------        ----------
   Net sales                    $ 357,299        $ 350,455
   Loss before income taxes       (12,750)         (15,218)
   Net loss                       (13,304)         (15,085)

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

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                              JANUARY 1,      JANUARY 2,
                                                 2000            1999
                                              ----------      ----------
   Deferred financing and origination fees    $   18,924      $   15,817
   Covenants not to compete                        7,745           6,233
   Excess of cost over net assets acquired        96,104          49,197
   Accumulated amortization                      (19,865)        (12,313)
                                              ----------      ----------
                                              $  102,908      $   58,934
                                              ==========      ==========

Excess of cost over net assets acquired increased primarily due to the acquisition of CPI Holding to the extent the purchase price exceeded the fair value of the net assets acquired.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                     JANUARY 1,     JANUARY 2,
                                                        2000           1999
                                                     ----------     ----------
Holding 12.50% Senior Secured Notes                  $  111,956     $  105,000
Berry 12.25% Senior Subordinated Notes                  125,000        125,000
Berry 11% Senior Subordinated Notes                      75,000             --
Term loans                                               55,221         71,243
Revolving lines of credit                                31,649         16,162
Nevada Industrial Revenue Bonds                           4,000          4,500
Capital leases                                              479            561
Debt premium, net                                           684            832
                                                     ----------     ----------
                                                        403,989        323,298
Less current portion of long-term debt                   21,109         19,388
                                                     ----------     ----------
                                                       $382,880     $  303,910
                                                     ==========     ==========

HOLDING 12.50% SENIOR SECURED NOTES

On June 18, 1996, Holding, as part of a recapitalization (see Note 9), issued 12.50% Senior Secured Notes due 2006 (the "1996 Offering") for net proceeds, after expenses, of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the notes). These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest is payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. On December 15, 1999, Holding issued an additional approximately $7.0 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation.

The 1996 Notes rank senior in right of payment to all existing and future subordinated indebtedness of Holding, including Holding's subordinated guarantee of all of Berry's Senior Subordinated Notes and and PARI PASSU in right of payment with all senior indebtedness of Holding. The 1996 Notes are effectively subordinated to all existing and future senior indebtedness of Berry, including borrowings under the Credit Facility and the Nevada Industrial Revenue Bond.

BERRY 12.25% SENIOR SUBORDINATED NOTES

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of Class A Common Stock, $.00005 par value (collectively the "1994 Transaction"), of Holding. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. The 1994 Notes and 1998 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994 and October 15, 1998 for the 1994 Notes and 1998 Notes respectively. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes and 1998 Notes. There are no nonguarantor subsidiaries. Separate financial statements of guarantor subsidiaries have not been included as management believes those financial statements would not be material to investors.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1994 Notes and 1998 Notes. The 1994 Notes and 1998 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 104.08% in 2000 to 100% in 2002 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1994 Transaction (the "1994 Indenture") and the 1998 Transaction ("1998 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

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

BERRY 11% SENIOR SUBORDINATED NOTES

On July 6, 1999, Berry completed an offering of 75,000 units consisting of $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes, due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. The 1999 Notes mature on July 15, 2007 and interest is payable semi-annually on January 15 and July 15 of each year and commence on January 15, 2000. Holding and all of Berry's subsidiaries fully, jointly, and severally, and unconditionally guarantee on a senior subordinated basis the 1999 Notes. There are no nonguarantor subsidiaries.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1999 Notes. On or subsequent to July 15, 2003, the 1999 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 105.5% in 2003 to 100% in 2006 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1999 Transaction (the "1999 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

CREDIT FACILITY

The Company has a financing and security agreement (the "Security Agreement") with Bank of America for a senior secured line of credit (the "Credit Facility") for an aggregate principal amount at January 1, 2000 of approximately $131.8 million consisting of (i) a $70.0 million revolving line of credit, subject to a borrowing base formula, (ii) a $2.4 million revolving line of credit in the U.K. ("UK Revolver"), subject to a borrowing base formula, (iii) a $50.0 million term loan facility, (iv) a $5.2 million term loan facility in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At January 1, 2000, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $22.3 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries. The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured primarily by all of the assets of such persons.

The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Security Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.50%) plus an applicable margin of 0.50% or (ii) LIBOR (adjusted for reserves) plus an applicable margin of 2.0%, at the Company's option (8.1% at January 1, 2000 and 7.0% at January 2, 1999). Following receipt of the quarterly financial statements, the agent under the Credit Facility has the option to change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on LIBOR (adjusted for reserves) plus 2.50%.

The Credit Facility contains various covenants which include, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness and (iii) limitations on capital expenditures.

NEVADA INDUSTRIAL REVENUE BONDS

The Nevada Industrial Revenue Bonds bear interest at a variable rate (5.7% at January 1, 2000 and 3.0% at January 2, 1999), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by Bank of America under the Credit Facility and mature in April 2007.

OTHER

Future maturities of long-term debt are as follows: 2000, $21,109; 2001, $17,100; 2002, $50,665; 2003, $500; 2004, $125,500, and $188,431 thereafter.

Interest paid was $29,759, $33,236 and $29,927 for 1999, 1998 and 1997,
respectively. Interest capitalized was $1,447, $777 and $341 for 1999, 1998 and 1997, respectively.

NOTE 6. LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. Capitalized lease property consisted of manufacturing equipment with a cost of $993 and $2,970 and related accumulated amortization of $169 and $1,468 at January 1, 2000, and January 2, 1999, respectively. Capital lease amortization is included in depreciation expense. Total rental expense for operating leases was approximately $7,282, $5,414, and $3,332 for 1999, 1998, and 1997,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                              AT JANUARY 1, 2000
                                           -----------------------
                                           CAPITAL       OPERATING
                                           LEASES         LEASES
                                           -------       ---------

   2000                                    $   183       $   6,403
   2001                                        155           6,340
   2002                                         97           5,181
   2003                                         92           4,451
   2004                                          8           3,627
   Thereafter                                 --             4,404
                                           -------       ---------
                                               535       $  30,406
                                                         =========
   Less:  amount representing interest         (56)
                                           -------
   Present value of net minimum lease
     payments                              $   479
                                           =======

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets at January 1, 2000 and January 2, 1999 are as follows:

                                              JANUARY 1,     JANUARY 2,
                                                 2000           1999
                                              -----------    ----------
Deferred tax assets:
   Allowance for doubtful accounts            $      529     $      633
   Inventory                                       1,047            900
   Compensation and benefit accruals               1,508          1,592
   Insurance reserves                                415            436
   Net operating loss carryforwards               11,943         10,012
   Alternative minimum tax (AMT) credit
     carryforwards                                 3,055          2,758
                                              ----------     ----------
      Total deferred tax assets                   18,497         16,331
   Valuation allowance                            (3,572)        (2,493)
                                              ----------     ----------
   Deferred tax assets, net of valuation
      allowance                                   14,925         13,838
Deferred tax liabilities:
     Depreciation and amortization                15,428         11,577
                                              ----------     ----------
Net deferred tax asset (liability)            $     (503)    $    2,261
                                              ==========     ==========

Income tax expense (benefit) consists of the following:

                                         JANUARY 1,   JANUARY 2,    DECEMBER 2,
                                            2000        1999           1997
                                         ----------   ----------    ----------
Current

   Federal                               $     --     $     (493)   $     --
   Foreign                                       80          152          --
   State                                        468           92           138
Deferred

   Federal                                     --           --            --
   Foreign                                        6         --            --
   State                                       --           --            --
                                         ----------   ----------    ----------
Income tax expense (benefit)             $      554   $     (249)   $      138
                                         ==========   ==========    ==========


Holding has unused operating loss carryforwards of approximately $30.5 million for federal income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. A tax sharing agreement is in place that allows Holding to make losses available to Berry.

Income taxes paid during 1999, 1998 and 1997 approximated $860, $526, and $47 respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                   YEAR ENDED
                                     ----------------------------------------
                                     JANUARY 1,    JANUARY 2,    DECEMBER 27,
                                        2000          1999          1997
                                     ----------    ----------    ------------
Income tax expense (benefit)
   computed at statutory rate        $   (2,919)   $   (2,658)   $     (4,853)
State income tax expense, net of
   federal benefit                          309            90             138
Amortization of goodwill                  1,292           339             285
Expenses not deductible for income
   tax purposes                             248           432             219
Change in valuation allowance             1,773         1,677           4,298
Other                                      (149)         (129)             51
                                     ----------    ----------    ------------
Income tax expense (benefit)         $      554    $     (249)   $        138
                                     ==========    ==========    ============

NOTE 8. EMPLOYEE RETIREMENT PLANS

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $1,057, $933, and $629 for 1999, 1998 and 1997, respectively.

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

The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A voting Common Stock (the "Class A Voting Stock"), 500,000 shares are designated Class A Nonvoting Common Stock (the "Class A Nonvoting Stock"), 500,000 shares are designated Class B Voting Common Stock (the "Class B Voting Stock"), 500,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock"), and 500,000 shares are designated Class C Nonvoting Common Stock (the "Class C Nonvoting Stock").

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

Dividends accrue at a rate of 14% per annum, compounding and payable quarterly in arrears (each date of payment, a "Dividend Payment Date") and will accumulate until declared and paid. Dividends declared and accruing prior to the first Dividend Payment Date occurring after the sixth anniversary of the issue date (the "Cash Dividend Date") may, at the option of Holding, be paid in cash in full or in part or accrue quarterly on a compound basis. Thereafter, all dividends are payable in cash in arrears. The dividend rate is subject to increase to a rate of (i) 16% per annum if (and for so long as) Holding fails to declare and pay dividends in cash for any quarterly period following the Cash Dividend Date and (ii) 15% per annum if (and for so long as) Holding fails to comply with its obligations relating to the rights and preferences of the Preferred Stock. If Holding fails to pay in full, in cash, (a) all accrued and unpaid dividends on or prior to the twelfth anniversary of the issue date or (b) all accrued dividends on any Dividend Payment Date following the twelfth anniversary of the issue date, the holders of Preferred Stock will be permitted to elect a majority of the Board of Directors of Holding.

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

STOCK OPTION PLAN

Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") as amended, whereby 51,620 shares have been reserved for future issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. These options are subject to various agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. Option prices range from $100 to $170 per share. Options granted under the Option Plan typically expire after seven years and vest over a five-year period with half of each person's award based on continued employment and half based on the Company achieving financial performance targets.

Financial Accounting Statements Board Statement 123, ACCOUNTING FOR STOCK-BASED Compensation ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the grant date.

Information related to the Option Plan is as follows:

                                                  JANUARY 1, 2000               JANUARY 2, 1999               DECEMBER 27, 1997
                                            ----------------------------  -----------------------------  ---------------------------
                                                            Weighted                       Weighted                       Weighted
                                               Number        Average         Number        Average          Number        Average
                                                 of         Exercise           Of          Exercise           Of          Exercise
                                               Shares         Price          Shares         Price           Shares         Price
                                            ------------- --------------  ------------- ---------------  -------------- ------------
Options outstanding, beginning of year           50,729        $105           47,708          $101           43,393          $100
Options granted                                   1,500         170           11,005           122            5,425           106
Options exercised                                    --          --               --            --               --            --
Options canceled                                   (750)        115           (7,984)          100           (1,110)          100
                                            -------------                 -------------                  --------------
Options outstanding, end of year                 51,479         107           50,729           105           47,708           105
                                            =============                 =============                  ==============

Option price range at end of year                   $100 - $170                   $100 - $122                 $100 - $108
Options exercisable at end of year                    30,091                         25,191                     13,561
Options available for grant at year end                 141                           891                        3,912
Weighted average fair value of options
     granted during year                               $170                           $122                       $122

The following table summarizes information about the options outstanding at January 1, 2000:

                                                                  Weighted
     Range of                               Weighted Average      Average          Number
     Exercise      Number Outstanding    Remaining Contractual    Exercise     Exercisable at
      Prices       at January 1, 2000             Life             Price       January 1, 2000
---------------    ------------------    ---------------------    -------- -   ----------------
    $100 - $122          49,979                  2 years            $105           29,941
       $170              1,500                   4 years            $170              150

Disclosure of pro forma financial information is required by Statement 123 as if Holding had accounted for its employee stock options using the fair value method as defined by the Statement. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                    YEAR ENDED
                     ----------------------------------------
                     JANUARY 1,     JANUARY 2,   DECEMBER 27,
                        2000           1999         1997
                     ----------     ----------   ------------
Risk-free interest
   rate                 7.0%            6.4%         6.4%
Dividend yield          0.0%            0.0%         0.0%
Volatility factor        .19             .20          .07
Expected option
   life              5.0 years      5.0 years      5.0 years

For purposes of the pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Operations. Holding's pro forma net losses giving effect to the estimated compensation expense related to stock options are as follows:

                                    YEAR ENDED
                     ------------------------------------------
                     JANUARY 1,     JANUARY 2,     DECEMBER 27,
                        2000           1999           1997
                    -------------   ------------   ------------
Net loss            $ (9,400)       $ (7,798)      $ (14,594)

STOCKHOLDERS AGREEMENTS

Holding entered into a stockholders agreement (the "Stockholders Agreement") dated as of June 18, 1996 with the Common Stock Purchasers, certain management stockholders and, for limited purposes thereunder, the Preferred Stock Purchasers. The Stockholders Agreement grants certain rights including, but not limited to, designation of members of Holding's Board of Directors, the initiation of an initial public offering of equity securities of the Company or a sale of Holding. The agreement also restricts certain transfers of Holding's equity.

Holding has an agreement with its management stockholders and International that contains provisions (i) limiting transfers of equity by the management stockholders; (ii) requiring the management stockholders to sell their shares as designated by Holding or International upon the consummation of certain transactions; (iii) granting the management stockholders certain rights of co-sale in connection with sales by International; (iv) granting rights to repurchase capital stock from the management stockholders upon the occurrence of certain events; and (v) requiring the management stockholders to offer shares to Holding prior to any permitted transfer.

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company is party to a management agreement (the "Management Agreement") with First Atlantic Capital, Ltd. ("First Atlantic"). First Atlantic received advisory fees of $966 for originating, structuring and negotiating the 1997 acquisitions and advisory fees of approximately $140, $180, and $690, in July 1998, October 1998 and July 1999, respectively, for originating, structuring and negotiating the acquisitions of Berry UK, Knight, and Cardinal, respectively.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $792, $835 and $771 for fiscal 1999, 1998, and 1997, respectively.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS INFORMATION

Holding's and the Company's financial instruments generally consist of cash and cash equivalents and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at January 1, 2000, except for the 1994 Notes and 1999 Notes for which the fair value exceeds the carrying value by approximately $2.9 million and $1.1 million, respectively, and the 1996 Notes and 1998 Notes for which the fair value was below the carrying value by approximately $4.5 million and $0.8 million, respectively.

NOTE 12.  OPERATING SEGMENTS

The Company has two reportable segments: packaging products and housewares products. The Company's packaging business consists of three primary market groups: aerosol overcaps, containers, and plastic drink cups. The Company's housewares business consists of semi-disposable plastic housewares and lawn and garden products, sold primarily through major national retail marketers and national chain stores.

The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude
(i) market value adjustment related to stock options, (ii) other non-recurring or "one-time" expenses, and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                YEAR ENDED
                                                  ----------------------------------------
                                                  JANUARY 1,    JANUARY 2,    DECEMBER 27,
                                                    2000          1999          1997
                                                  ----------    ----------    ------------
Net sales:
  Packaging products                              $  303,432    $  250,270    $    209,433
  Housewares products                                 25,402        21,560          17,520
Adjusted EBITDA:
  Packaging products                                  66,588        56,102          38,016
  Housewares products                                  4,953         3,662           2,253
Total assets:
  Packaging products                                 305,550       218,537         202,198
  Housewares products                                 35,257        36,780          37,246

Reconciliation of Adjusted EBITDA to loss
  before income taxes:
     Adjusted EBITDA for reportable segments      $   71,541    $   59,764    $     40,269
     Net interest expense                            (40,817)      (34,556)        (30,246)
     Depreciation                                    (24,580)      (20,690)        (16,800)
     Amortization                                     (7,215)       (4,140)         (2,226)
     Loss on disposal of property and equipment       (1,416)       (1,865)           (226)
     One-time expenses                                (5,224)       (4,860)         (4,216)
     Stock option market value adjustment               --            (600)           --
     Management fees                                    (873)         (872)           (828)
                                                  ----------    ----------    ------------
     Loss before income taxes                     $   (8,584)   $   (7,819)   $    (14,273)
                                                  ==========    ==========    ============

One time-expenses represent non-recurring expenses that relate to recently acquired businesses, plant consolidations, and litigation associated with a drink cup patent.

NOTE 13.  SUMMARY FINANCIAL INFORMATION (IN THOUSANDS)

The following summarizes consolidated financial information of Holding's wholly-owned subsidiary, Berry Plastics Corporation and subsidiaries:

                                                        JANUARY 1,   JANUARY 2,
                                                          2000          1999
                                                       ----------    ----------
CONSOLIDATED BALANCE SHEETS

Current assets                                         $   88,169    $   65,590
Property and equipment - net of accumulated
depreciation                                              146,786       120,005
Other noncurrent assets                                    93,889        58,716
Current liabilities                                        77,308        60,210
Noncurrent liabilities                                    272,977       210,093
Equity (deficit)                                          (21,441)      (25,992)

                                                         YEAR ENDED
                                           ------------------------------------
                                           JANUARY 1,   JANUARY 2,  DECEMBER 27,
                                             2000          1999         1997
                                           ----------   ----------  -----------
CONSOLIDATED STATEMENTS OF OPERATIONS

Net sales                                  $  328,834   $  271,830  $   226,954
Cost of goods sold                            241,067      199,226      180,249
Income (loss) before income taxes               5,331        5,650       (2,493)
Net income (loss)                               4,794        5,899       (2,631)

The following summarizes parent company only financial information of Berry:

                                                       JANUARY 1,    JANUARY 2,
                                                         2000           1999
                                                       ----------    ----------
BALANCE SHEET
Current assets                                         $   37,296    $   28,579
Property and equipment - net of accumulated
depreciation                                               53,452        48,220
Investment in/due from subsidiaries                       191,258       120,230
Other noncurrent assets                                    13,398        15,629
Current liabilities                                        50,983        41,325
Noncurrent liabilities                                    265,862       197,325
Equity (deficit)                                          (21,441)      (25,992)

                                                       YEAR ENDED
                                         --------------------------------------
                                          JANUARY 1,  JANUARY 2,   DECEMBER 27,
                                            2000         1999          1997
                                         ----------   ----------   ------------
STATEMENTS OF OPERATIONS

Net sales                                $  149,901   $  140,856   $    140,976
Cost of goods sold                           98,953       91,763        101,769
Income (loss) before income taxes            12,047        5,650         (2,493)
Net income (loss)                            11,622        5,899         (2,631)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                         BERRY PLASTICS CORPORATION
                                         By    /S/ MARTIN R. IMBLER
                                           Martin R. Imbler
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                        TITLE                      DATE

/s/ Roberto Buaron         Chairman of the Board of Directors     March 29, 2000
    Roberto Buaron

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director (Principal
                             Executive Officer)


/s/ James M. Kratochvil    Executive Vice President, Chief        March 29, 2000
    James M. Kratochvil      Financial Officer, Treasurer
                             and Secretary (Principal
                             Financial and Accounting
                             Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, and Director

/s/ Ira G. Boots           Executive Vice President and           March 29, 2000
    Ira G. Boots             Director

/s/ David M. Clarke        Director                               March 29, 2000
    David M. Clarke

/s/ Lawrence G. Graev      Director                               March 29, 2000
    Lawrence G. Graev

/s/ Donald J. Hofmann, Jr. Director                               March 29, 2000
    Donald J. Hofmann, Jr.

/s/ Mathew J. Lori         Director                               March 29, 2000
    Mathew J. Lori

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          BPC HOLDING CORPORATION

                                          By    /S/ MARTIN R. IMBLER
                                                    Martin R. Imbler
                                                    President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                          DATE

/s/ Roberto Buaron           Chairman of the Board of             March 29, 2000
    Roberto Buaron             Directors

/s/ Martin R. Imbler         President and Director               March 29, 2000
    Martin R. Imbler          (Principal Executive
                              Officer)

/s/ James M. Kratochvil      Executive Vice President,            March 29, 2000
    James M. Kratochvil        Chief Financial Officer,
                               Treasurer, and Secretary
                               (Principal Financial and
                               Accounting Officer)

/s/ David M. Clarke          Director                             March 29, 2000
    David M. Clarke

/s/ Lawrence G. Graev        Director                             March 29, 2000
    Lawrence G. Graev

/s/ Donald J. Hofmann, Jr.   Director                             March 29, 2000
    Donald J. Hofmann, Jr.

/s/ Joseph. S. Levy          Vice President, Assistant            March 29, 2000
    Joseph. S. Levy            Secretary, and Director

/s/ Mathew J. Lori           Director                             March 29, 2000
    Mathew J. Lori

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          BERRY IOWA CORPORATION

                                          By /S/ MARTIN R. IMBLER
                                             Martin R. Imbler
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          BERRY TRI-PLAS CORPORATION

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                          DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          BERRY STERLING CORPORATION

                                          By  /S/ MARTIN R. IMBLER
                                                  Martin R. Imbler
                                                  President and Chief Executive
                                                  Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                          DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          AEROCON, INC.

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                         DATE

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Chairman of
                             the Board of Directors
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director               March 29, 2000

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          PACKERWARE CORPORATION

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                           DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
  / Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          BERRY PLASTICS DESIGN CORPORATION

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                    TITLE                                DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          VENTURE PACKAGING, INC.

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          VENTURE PACKAGING MIDWEST, INC.

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          VENTURE PACKAGING SOUTHEAST, INC.



                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          NIM HOLDINGS LIMITED

                                          By    /S/ MARTIN R. IMBLER

                                            Martin R. Imbler
                                            Chairman of the Board of Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Martin R. Imbler       Chairman of the Board of               March 29, 2000
    Martin R. Imbler         Directors (Principal
                             Executive Officer)

/s/ James M. Kratochvil    Director (Principal                    March 29, 2000
    James M. Kratochvil      Financial and Accounting
                            Officer)

/s/ Trevor D. Johnson      Sales and Marketing Director           March 29, 2000
    Trevor D. Johnson

/s/ Alan R. Sandell        Managing Director                      March 29, 2000
    Alan R. Sandell

/s/ Ira G. Boots           Director                               March 29, 2000
    Ira G. Boots

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                      BERRY PLASTICS U.K. LIMITED
                                      (F/K/A NORWICH INJECTION MOULDERS LIMITED)

                                      By /S/ MARTIN R. IMBLER
                                             Martin R. Imbler
                                             Chairman of the Board of Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Martin R. Imbler       Chairman of the Board of               March 29, 2000
    Martin R. Imbler         Directors (Principal
                             Executive Officer)

/s/ James M. Kratochvil    Director (Principal                    March 29, 2000
    James M. Kratochvil      Financial and Accounting
                            Officer)

/s/ Trevor D. Johnson      Sales and Marketing Director           March 29, 2000
    Trevor D. Johnson

/s/ Alan R. Sandell        Managing Director                      March 29, 2000
    Alan R. Sandell

/s/ Ira G. Boots           Director                               March 29, 2000
    Ira G. Boots

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          KNIGHT PLASTICS, INC.

                                          By /S/ MARTIN R. IMBLER
                                                 Martin R. Imbler
                                                 President and Chief Executive
                                                 Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                          DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          CPI HOLDING CORPORATION

                                          By    /S/ MARTIN R. IMBLER
                                            Martin R. Imbler
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          CARDINAL PACKAGING, INC.

                                          By    /S/ MARTIN R. IMBLER
                                            Martin R. Imbler
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                          NORWICH ACQUISITION LIMITED

                                          By    /S/ MARTIN R. IMBLER
                                            Martin R. Imbler
                                            Chairman of the Board of Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Martin R. Imbler       Chairman of the Board of               March 29, 2000
    Martin R. Imbler         Directors (Principal
                             Executive Officer)

/s/ James M. Kratochvil    Director (Principal                    March 29, 2000
    James M. Kratochvil      Financial and Accounting
                            Officer)

/s/ Trevor D. Johnson      Sales and Marketing Director           March 29, 2000
    Trevor D. Johnson

/s/ Alan R. Sandell        Managing Director                      March 29, 2000
    Alan R. Sandell

/s/ Ira G. Boots           Director                               March 29, 2000
    Ira G. Boots

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                       BERRY PLASTICS ACQUISITION CORPORATION

                                       By    /S/ MARTIN R. IMBLER
                                           Martin R. Imbler
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE

/s/ Roberto Buaron         Chairman of the Board of               March 29, 2000
    Roberto Buaron           Directors

/s/ Martin R. Imbler       President, Chief Executive             March 29, 2000
    Martin R. Imbler         Officer and Director
                             (Principal Executive
                             Officer)

/s/ James M. Kratochvil    Executive Vice President,              March 29, 2000
    James M. Kratochvil      Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal  Financial and
                             Accounting Officer)

/s/ Joseph. S. Levy        Vice President, Assistant              March 29, 2000
    Joseph. S. Levy          Secretary, Assistant
                             Treasurer and Director

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
            TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAS NOT REGISTERED

                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Registrants have not sent any annual report or proxy material to securityholders.

                             BPC HOLDING CORPORATION
                                (PARENT COMPANY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                         JANUARY 1, 2000    JANUARY 2, 1999
                                                         ---------------    ---------------
                                                                   (IN THOUSANDS)
ASSETS

Cash                                                     $           703    $           622
Other assets (principally investment in subsidiary)              (21,439)           (25,992)
Assets held in trust                                                --                6,679
Intangible assets                                                  3,204              3,704
Due from Berry Plastics Corporation                                8,049              8,095
                                                         ---------------    ---------------
Total assets                                             $        (9,483)   $        (6,892)
                                                         ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                                      $         1,031    $         1,240
Accrued dividends                                                 11,001              7,225
Long-term debt                                                   111,956            105,000
                                                         ---------------    ---------------
Total liabilities                                                123,988            113,465

Preferred stock                                                   17,093             16,801
Class A common stock                                                   4                  4
Class B common stock                                                   2                  2
Class C common stock                                                --                 --
Treasury stock                                                      (256)              (280)
Additional paid-in capital                                        41,559             45,611
Warrants                                                           3,511              3,511
Currency translation                                                (323)               (83)
Retained earnings (deficit)                                     (195,061)          (185,923)
                                                         ---------------    ---------------
Total stockholders' equity (deficit)                            (133,471)          (120,357)
                                                         ---------------    ---------------
Total liabilities and stockholders' equity (deficit)     $        (9,483)   $        (6,892)
                                                         ===============    ===============

                             BPC HOLDING CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                             YEAR ENDED
                                                                        -------------------------------------------------------
                                                                        JANUARY 1, 2000    JANUARY 2, 1999    DECEMBER 27, 1997
                                                                        ---------------    ---------------    -----------------
                                                                                            (IN THOUSANDS)
Net sales                                                               $          --      $          --      $            --
Cost of goods sold                                                                 --                 --                   --
                                                                        ---------------    ---------------    -----------------
Gross profit                                                                       --                 --                   --
Operating expenses                                                                   70                749                  220
Interest expense, net                                                            13,845             12,720               11,560
                                                                        ---------------    ---------------    -----------------
Loss before income taxes and equity in net income (loss) of
   subsidiary                                                                   (13,915)           (13,469)             (11,780)
Equity in net income (loss) of subsidiary                                         4,794              5,899               (2,631)
                                                                        ---------------    ---------------    -----------------
Loss before income taxes                                                         (9,121)            (7,570)             (14,411)
Income taxes                                                                         17               --                   --
                                                                        ---------------    ---------------    -----------------
Net loss                                                                         (9,138)            (7,570)             (14,411)

Preferred stock dividends                                                        (3,776)            (3,551)              (2,558)
Amortization of preferred stock discount                                           (292)              (292)                 (74)
                                                                        ---------------    ---------------    -----------------
Net loss attributable to common shareholders                            $       (13,206)   $       (11,413)   $         (17,043)
                                                                        ===============    ===============    =================

                             BPC HOLDING CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED
                                                             -------------------------------------------------------
                                                             JANUARY 1, 2000    JANUARY 2, 1999    DECEMBER 27, 1997
                                                             ---------------    ---------------    -----------------
                                                                                 (IN THOUSANDS)
Net loss                                                     $        (9,138)   $        (7,570)   $         (14,411)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
      Net loss (income) of subsidiary                                 (4,788)            (5,899)               2,631
      Amortization and non cash interest                               7,456                500                  726
      Interest funded by assets held in trust                          6,679             12,221               11,256
      Changes in operating assets and liabilities                       (168)               840                 (208)
                                                             ---------------    ---------------    -----------------
Net cash provided by (used for) operating activities                      41                 92                   (6)

Net cash provided by investing activities                               --                 --                   --

Net cash provided by financing activities:
  Proceeds from issuance of common and preferred stock and
  warrants                                                              --                   80                  325
  Other                                                                   40               (258)                --
                                                             ---------------    ---------------    -----------------
Net cash provided by (used for) financing activities                      40               (178)                 325
                                                             ---------------    ---------------    -----------------
Net increase (decrease) in cash and cash equivalents                      81                (86)                 319
Cash and cash equivalents at beginning of year                           622                708                  389
                                                             ---------------    ---------------    -----------------
Cash and equivalents at end of year                          $           703    $           622    $             708
                                                             ===============    ===============    =================

Notes to Condensed Financial Statements

(1) BASIS OF PRESENTATION. In the parent company-only financial statements, Holding's investment in subsidiary is stated at cost plus equity in undistributed earnings of subsidiary since date of acquisition. The parent company-only financial statements should be read in connection with Holding's consolidated financial statements, which are included beginning on page F-1.

 (2) GUARANTEE. Berry had approximately $292.0 million and $218.3 million of long-term debt outstanding at January 1, 2000 and January 2, 1999, respectively. Under the terms of the debt agreements, Holding has guaranteed the payment of all principal and interest.

                             BPC HOLDING CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     CHARGED TO
                                        BALANCE AT     CHARGED TO      OTHER                             BALANCE AT
                                        BEGINNING       COSTS AND     ACCOUNTS -       DEDUCTIONS -        END OF
                DESCRIPTION              OF YEAR        EXPENSES      DESCRIBE           DESCRIBE           YEAR
                                       ------------   ------------   ------------      ------------      ------------
Year ended January 1, 2000:
Allowance for doubtful accounts        $      1,651   $        324   $        456(2)   $      1,045(1)   $      1,386
                                       ============   ============   ============      ============      ============
Year ended January 2, 1999:
Allowance for doubtful accounts        $      1,038   $        875   $        280(2)   $        542(1)   $      1,651
                                       ============   ============   ============      ============      ============
Year ended December 27, 1997:
Allowance for doubtful accounts        $        618   $        325   $        358(2)   $        263(1)   $      1,038
                                       ============   ============   ============      ============      ============

(1) Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.

                                      INDEX

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT

2.1 Asset Purchase Agreement dated February 12, 1992, among Berry Plastics Corporation (the "Company"), Berry Iowa, Berry Carolina, Inc., Genpak Corporation, a New York corporation, and Innopac International Inc., a public Canadian corporation (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "Form S-1") and incorporated herein by reference)

2.2 Asset Purchase Agreement dated December 24, 1994, between the Company and Berry Plastics, Inc. (filed as Exhibit 10.2 to the Form S-1 and incorporated herein by reference)

2.3 Asset Purchase Agreement dated March 1, 1995, among Berry Sterling Corporation, Sterling Products, Inc. and the stockholders of Sterling Products, Inc. (filed as Exhibit 2.3 to the Annual Report on Form 10-K filed on March 31, 1995 (the "1994 Form 10-K") and incorporated herein by reference)

2.4 Asset Purchase Agreement dated December 21, 1995, among Berry Tri-Plas Corporation, Tri-Plas, Inc. and Frank C. DeVore (filed as Exhibit 2.4 to the Annual Report on Form 10-K filed on March 28, 1996 (the "1995 Form 10-K") and incorporated herein by reference)

2.5 Asset Purchase Agreement dated January 23, 1996, between the Company and Alpha Products, Inc. (filed as Exhibit 2.5 to the 1995 Form 10-K and incorporated herein by reference)

2.6 Stock Purchase and Recapitalization Agreement dated as of June 12, 1996, by and among Holding, BPC Mergerco, Inc. ("Mergerco") and the other parties thereto (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 3, 1996 (the "Form 8-K") and incorporated herein by reference)

2.7 Preferred Stock and Warrant Purchase Agreement dated as of June 12, 1996, by and among Holding, Mergerco, Chase Venture Capital Associates, L.P. ("CVCA") and The Northwestern Mutual Life Insurance Company ("Northwestern") (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.8 Agreement and Plan of Merger dated as of June 18, 1996, by and between Holding and Mergerco (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

2.9 Certificate of Merger of Mergerco with and into Holding, dated as of June 18, 1996 (filed as Exhibit 2.9 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

2.10 Agreement and Plan of Reorganization dated as of January 14, 1997 (the "PackerWare Reorganization Agreement"), among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the shareholders of PackerWare (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 4, 1997 (the "1997 8-K") and incorporated herein by reference)

2.11 Amendment to the PackerWare Reorganization Agreement dated as of January 20, 1997 (filed as Exhibit 2.2 to the 1997 8-K and incorporated herein by reference)

2.12 Asset Purchase Agreement dated as of January 17, 1997, among the Company, Container Industries, Inc. and the shareholders of Container Industries, Inc. (filed as Exhibit 2.12 to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (the "1996 Form 10-K) and incorporated herein by reference)

2.13 Agreement and Plan of Reorganization dated as of January 14, 1997, as amended on January 20, 1997, among the Company, PackerWare Acquisition Corporation, PackerWare Corporation and the Shareholders of PackerWare Corporation (filed as Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed February 3, 1997 and incorporated herein by reference)

2.14 Asset Purchase Agreement dated May 13, 1997, among the Company, Berry Plastics Design Corporation, Virginia Design Packaging Corp. and the shareholders of Virginia Design Packaging Corp. (filed as Exhibit 2.14 to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "1997 Form 10-K") and incorporated herein by reference)

4.10 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Norwich Injection Moulders Limited dated July 2, 1998, among the Company, NIM Holdings Limited and the persons listed on Schedule 1 thereto (filed as Exhibit 2.15 to Amendment No. 1 to Form S-4 filed on December 29, 1998 (the "1998 Amended Form S-4") and incorporated herein by reference)

2.16 Stock Purchase Agreement dated June 18, 1999 among the Company, CPI Holding, Cardinal and the Shareholders of CPI Holding (filed as Exhibit
        2.1 to the Current Report on Form 8-K filed on July 21, 1999 and incorporated herein by reference)

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

3.27 Memorandum of Association of Norwich (filed as Exhibit 3.27 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.28 Articles of Association of Norwich (filed as Exhibit 3.28 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.29 Certificate of Incorporation of Knight Plastics (filed as Exhibit 3.29 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.30 By-laws of Knight Plastics (filed as Exhibit 3.30 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.31    Certificate of Incorporation of CPI Holding Corporation (filed as
        Exhibit 3.31 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.32 By-laws of CPI Holding Corporation (filed as Exhibit 3.32 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.33    Certificate of Incorporation of Cardinal Packaging, Inc. (filed as
        Exhibit 3.33 to 1998 Amended Form S-4 and incorporated herein by reference)

3.34 Code of Regulations of Cardinal Packaging, Inc. (filed as Exhibit 3.34 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.35    Memorandum of Association of Norwich Acquisition Limited (filed as
        Exhibit 3.35 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.36    Articles of Association of Norwich Acquisition Limited (filed as Exhibit
        3.36 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.37 Certificate of Incorporated of Berry Plastics Acquisitions Corporation (filed as Exhibit 3.37 to the 1998 Amended Form S-4 and incorporated herein by reference)

3.38 By-Laws of Berry Plastics Acquisition Corporation (filed as Exhibit 3.38 to the 1998 Amended Form S-4 and incorporated herein by reference)

4.1 Indenture dated April 21, 1994 between the Company and United States Trust Company of New York, as Trustee (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit
        4.1 to the Form S-1 and incorporated herein by reference)

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

4.10 Registration Rights Agreement dated as of August 24, 1998 by and among the Company, the Guarantors and DLJ (filed as Exhibit 4.10 to the 1998 Amended Form S-4 and incorporated herein by reference)

4.11 Indenture dated as of July 6, 1999 among the Company, the Guarantors and United States Trust Company of New York , as trustee (filed as Exhibit
        10.27 to the Registration Statement on Form S-4 (Registration No. 333-85739) filed on August 23, 1999 (the "1999 Form S-4") and incorporated herein by reference)

4.12 Registration Rights Agreement dated as of July 6, 1999 by and among the Company, the Guarantors, DLJ and Chase Securities, Inc. (filed as
        Exhibit 10.28 to the 1999 Form S-4 and incorporated herein by reference)

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

*10.14 Employment Agreement dated as of January 21, 1997, between the Company and Bruce J. Sims ("Sims")

10.15 Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

10.16   Letter of Credit of NationsBank, N.A. dated April 16, 1997 (filed as
        Exhibit 10.15 to the 1998 Amended Form S-4 and incorporated herein by reference)

10.17 Stockholders Agreement dated as of June 18, 1996, among Holding, Atlantic Equity Partners International II, L.P., CVCA and the other parties thereto (filed as Exhibit 10.23 to the 1996 Form S-4 and incorporated herein by reference)

10.18 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 1) (filed as Exhibit 10.24 to the 1996 Form S-4 and incorporated herein by reference)

10.19 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to CVCA (Warrant No. 2) (filed as Exhibit 10.25 to the 1996 Form S-4 and incorporated herein by reference)

10.20 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company (Warrant No. 3) (filed as Exhibit 10.26 to the 1996 Form S-4 and incorporated herein by reference)

10.21 Warrant to purchase Class B Common Stock of Holding dated June 18, 1996, issued to The Northwestern Mutual Life Insurance Company (Warrant No. 4) (filed as Exhibit 10.27 to the 1996 Form S-4 and incorporated herein by reference)

10.22 Amended and Restated Stockholders Agreement dated June 18, 1996, among Holding and certain stockholders of Holding (filed as Exhibit 10.28 to the 1996 Form S-4 and incorporated herein by reference)

10.23 Second Amended and Restated Management Agreement dated June 18, 1996, between First Atlantic Capital, Ltd. and the Company (filed as Exhibit
        10.29 to the 1996 Form S-4 and incorporated herein by reference)

10.24 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Willard J. Rathbun (filed as Exhibit 10.30 to the 1997 Form 10-K and incorporated herein by reference)

10.25 Warrant to purchase Class B Non-Voting Common Stock of BPC Holding Corporation, dated August 29, 1997, issued to Craig Rathbun (filed as
        Exhibit 10.31 to the 1997 Form 10-K and incorporated herein by reference)

*10.26 Tax Sharing Agreement dated April 20, 1994, between BPC Holding Corporation and its subsidiaries

21 List of subsidiaries (filed as Exhibit 21 to the Registration Statement on Form S-4 (Registration No. 333-645499) on December 2, 1999 and incorporated herein by reference)

*27     Financial Data Schedule


*     Filed herewith.