Form 10-K
period 2000-12-30
BERRY PLASTICS CORP; BPC HOLDING CORP
filed 2001-03-30
CIK 919463, 919465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2000
                                            -----------------

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

                         Commission File Number 33-75706

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

      Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

      None of the voting stock of any registrant is held by a non-affiliate of such registrant. There is no public trading market for any class of voting stock of BPC Holding Corporation.

      As of March 9, 2001, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,509 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of March 9, 2001, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

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

                             BPC HOLDING CORPORATION
                           BERRY PLASTICS CORPORATION

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                Table of Contents

                                                                                                Page
                                                                                                ----

                                                PART I

Item 1.  Business...............................................................................   4
Item 2.  Properties.............................................................................  11
Item 3.  Legal Proceedings......................................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders....................................  12

                                                PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters..................  13
Item 6.  Selected Financial Data................................................................  14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ............................  19
Item 8.  Financial Statements and Supplementary Data............................................  20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.............................................................................  20

                                               PART III

Item 10. Directors and Executive Officers of the Registrants....................................  21
Item 11. Executive Compensation.................................................................  23
Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  26
Item 13. Certain Relationships and Related Transactions.........................................  27

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  31

                                     PART I

Item 1. BUSINESS

General

      BPC Holding Corporation ("Holding"), is the parent of Berry Plastics Corporation ("Berry" or the "Company"), a leading domestic manufacturer and supplier of plastic packaging products focused on five markets: open-top containers, aerosol overcaps, closures, drink cups and housewares. The Company also has a presence in Europe with production facilities in Norwich, England and Milan, Italy. In order to support these five markets, the Company is organized into three divisions: containers, overcaps and closures, and drink cups and housewares. The Company believes that it is the largest supplier of aerosol overcaps in the world, with sales of over two billion overcaps in fiscal 2000. In addition, based on discussions with customers, sales representatives and external sales brokers, the Company believes that it is a leading manufacturer and supplier of semi-disposable housewares. Within each of its markets, the Company concentrates on manufacturing higher quality value-added products sold to marketers of image-conscious industrial and consumer products that utilize the Company's proprietary molds, superior color matching capabilities and sophisticated multi-color printing capabilities.

      The Company supplies aerosol overcaps and closures to a wide variety of customers and for a wide variety of commercial and consumer products. Similarly, the Company's open-top containers are used for packaging a broad spectrum of commercial and consumer products. The Company's drink cups are sold to fast food and family-dining restaurants, convenience stores, stadiums, and retail stores. The Company also sells primarily seasonal, semi-disposable housewares and lawn and garden products such as plates, bowls, pitchers and flower pots, to major retail marketers. Berry's customer base is comprised of over 10,000 customers with operations in a widely diversified range of markets. The Company's top ten customers accounted for approximately 15% of fiscal 2000 net sales, with no customer accounting for more than 4% of the Company's net sales in fiscal 2000. The historical allocation of the Company's total net sales among its product categories is as follows:

                                                               Fiscal
                                                    ----------------------------
                                                    2000        1999        1998
                                                    ----        ----        ----
Containers .................................         57%         57%         57%
Overcaps and closures ......................         27          25          21
Drink cups and housewares ..................         16          18          22


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

      In addition to these marketing and manufacturing strengths, the Company believes that its close working relationships with customers are crucial to maintaining market positions and developing future growth opportunities. The Company employs a direct sales force that is focused on working with customers and the Company's production and product design personnel to develop customized packaging that enhances customer product differentiation and improves product performance. The Company works to develop innovative new products and identify and pursue non-traditional markets that can use existing Company products.

History

      Imperial Plastics, the Company's predecessor, was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry. In February 1992, the Company acquired substantially all of the assets of the Mammoth Containers division of Genpak Corporation.

      In March 1995, Berry Sterling Corporation ("Berry Sterling"), a newly formed wholly owned subsidiary of the Company, acquired substantially all of the assets of Sterling Products, Inc., a producer of injection molded plastic drink cups and lids. Management believes that the acquisition gave the Company immediate penetration into a rapidly expanding plastic drink cup market. In December 1995, Berry Tri-Plas Corporation ("Berry Tri-Plas"), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Tri-Plas, Inc., a manufacturer of injection molded containers and lids. Management believes that the acquisition gave the Company an immediate presence in the polypropylene container product line, which is mainly used for food and "hot fill" applications.

      In January 1997, the Company acquired certain assets of Container Industries, Inc. ("Container Industries"), a manufacturer and marketer of injection molded industrial and pry-off containers for building products and other industrial markets. Also, in January 1997, the Company acquired PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products (the "PackerWare Acquisition"). Management believes that the PackerWare Acquisition significantly diversified and expanded the Company's position in the drink cup business and gave the Company immediate penetration into the housewares market. The acquisition also provided the Company with a plant located in Lawrence, Kansas, that is well situated to service its markets.

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

      In July 1998, NIM Holdings ("NIM Holdings"), a newly formed wholly owned subsidiary of the Company, acquired all of the capital stock of Norwich Injection Moulders Limited ("Norwich Moulders") of Norwich, England (the "Berry UK Acquisition"), a manufacturer and marketer of injection-molded overcaps and closures for the European market. In fiscal 1999, the Company changed the name from Norwich Injection Moulders Limited to Berry Plastics UK Limited ("Berry UK"). Management believes that the Berry UK Acquisition provided the Company with a production platform that allows it to better serve its global customers and introduce its other product lines in Europe. In October 1998, Knight Plastics, Inc. ("Knight") acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. (the "Knight Acquisition"), a manufacturer of aerosol overcaps. Management believes that the Knight Acquisition enhanced the Company's overcap business and better positioned the Company to meet the needs of its domestic and multi-national customers.

      In July 1999, the Company acquired all of the outstanding capital stock of CPI Holding Corporation ("CPI Holding"), the parent company of Cardinal Packaging, Inc. ("Cardinal"), of Streetsboro, Ohio (the "Cardinal Acquisition"), a manufacturer and marketer of open-top containers. Management believes that the Cardinal Acquisition enhanced the Company's open-top container product selection and provided many of its customers with a single packaging supplier.

      On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal"), a manufacturer and marketer of closures, for aggregate consideration of approximately $58.0 million (the "Poly-Seal Acquisition"). The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock and warrants and additional borrowings under the Company's senior credit facility. Management believes that the Poly-Seal Acquisition was a major step in expanding the Company's participation in the closures business and provided a U.S. closure production platform in Baltimore, Maryland.

      On October 4, 2000, Berry, through its Italian subsidiary, CBP Holdings S.r.l., acquired all of the outstanding capital stock of Capsol S.p.a. ("Capsol"), headquartered in Cornate d'Adda, near Milan, Italy and the whole quota capital of a related company, Ociesse S.r.l., for aggregate consideration of approximately $14.0 million (the "Capsol Acquisition"). The purchase was financed through additional borrowings under the Company's senior credit facility. Capsol is a manufacturer and marketer of aerosol overcaps and closures. Management believes that the Capsol Acquisition will expand the Company's participation in the European market for overcaps and closures.

Container Market

      The Company classifies its containers into five product lines: thinwall, pry-off, dairy, polypropylene and industrial. Management believes that the Company is the leading U.S. manufacturer in the thinwall, pry-off and frozen dessert (component of dairy) container markets. The following table describes each of the Company's five product lines.

------------------------------------------------------------------------------------------------------------------------------
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

Dairy              Thinwall containers in traditional        6 oz. to 5 lbs.,         Cultured dairy products including
                   dairy market sizes and styles             Multi-pack               yogurt, cottage cheese, sour cream and
                                                                                      dips, and frozen desserts

Polypropylene      Usually clear containers in round,        6 oz. to 5 lbs.          Food, deli, sauces and salads
                   oblong or rectangular shapes

Industrial         Thick-walled, larger pails designed to    2.5 to 5 gallons         Building products, chemicals, paints and
                   accommodate heavy loads                                            other industrial uses
------------------------------------------------------------------------------------------------------------------------------

      The largest end-uses for the Company's containers are food products, building products, chemicals and dairy products. The Company has a diverse customer base for its container lines, and no single container customer exceeded 3% of the Company's total net sales in fiscal 2000.

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

      In non-industrial containers, the Company's strongest competitors include Airlite, Sweetheart, Landis, and Polytainers. The Company also produces commodity industrial pails for a market that is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. The Company does not participate heavily in this large market.

Aerosol Overcap Market

      Based on discussions with our customers, sales representatives and external sales brokers, the Company believes it is the worldwide leader in the production of aerosol overcaps. Approximately 19% of the U.S. market consists of marketers who produce overcaps in-house for their own needs. Management believes that a portion of these in-house producers will increase the outsourcing of their production to high technology, low cost manufacturers, such as the Company, as a means of reducing manufacturing assets and focusing on their core marketing objectives.

      The Company's aerosol overcaps are used in a wide variety of consumer goods markets including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers and contract fillers of aerosol products are customers of the Company for some portion of their needs. In fiscal 2000, no single overcap customer accounted for more than 2% of the Company's total net sales.

      Management believes that, over the years, the Company has developed several significant competitive advantages, including a reputation for outstanding quality, short lead-time requirements to fill customer orders, long-standing relationships with major customers, the ability to accurately reproduce over 3,500 colors, proprietary packing technology that minimizes freight cost and warehouse space, high-speed, low-cost molding and decorating capability and a broad product line of proprietary molds. In addition, the Company has received the "Supplier Quality Achievement Award" for five consecutive years (1995-1999) from S.C. Johnson Wax. The Company continues to develop new products in the overcap market, including the "spray-thru" line of aerosol overcaps.

      Competitors in this market include Dubuque Plastics, Cobra and Transcontainer. In addition, a number of companies, including several of the Company's customers (e.g., S.C. Johnson and Reckitt & Colman), currently produce aerosol overcaps for their own use.

Closures Market

      The Company initiated an acquisition strategy to establish itself as a global provider in the closures market with the Berry UK Acquisition. The Company continued executing the strategy in 2000 with the Poly-Seal Corporation Acquisition and the Capsol Acquisition. Management believes the combined product line offerings to the closures market establish the Company as a leading provider of closure systems globally. The product line offerings include continuous thread, dispensing, tamper evident, and child resistant closures. In addition, the Company is a leading provider of fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, dropper bulb assemblies for medical and personal care applications, and jiggers for mouthwash products.

      The Company's closures are used in a wide variety of consumer goods markets including health and beauty aids, pharmaceutical, household chemicals, commercial chemicals, and food and dairy. The Company is a major provider of closures to many of the leading companies in these markets. In fiscal 2000, no single closure customer accounted for more than 1% of the Company's total net sales.

      Management believes the capabilities and expertise the Company has established as a closure provider create significant competitive advantages, including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, and lining and assembly applications applying the latest in vision inspection technology. In addition, the Company has an in-house package development and design group focused on developing new closure systems to meet both customers proprietary needs and stock systems for the changing closure needs of the markets served. The Company has an outstanding reputation for quality and has received numerous "Supplier Quality Achievement Awards" from customers in different markets.

      Major competitors in this market include Owens-Illinois, Kerr/Suncoast, Phoenix Closures, Portola, Rexam Closures, and Seaquist Closures.

Drink Cup Market

      Based on discussions with our customers, sales representatives and external sales brokers, the Company believes that it is the leading provider of injection molded plastic drink cups in the U.S. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, the Company believes that the plastic drink cup market will expand because of plastic's desirability over paper for larger drink cups. The Company produces injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums, and retail stores. Virtually all cups are decorated, often as promotional items, and Berry is known in the industry for innovative, state-of-the-art graphics capability.

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

Housewares Market

      The housewares market is a multi-billion dollar market. The Company's participation is focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic lawn and garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. Berry sells virtually all of its products in this market through major national retail marketers and national chain stores, including Wal-Mart and Target. PackerWare is a recognized brand name in these markets and PackerWare branded products are often co-branded by the Company's customers.

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

Marketing and Sales

      The Company reaches its large and diversified base of over 10,000 customers primarily through its direct field sales force. These field sales representatives are focused on individual product lines, but are encouraged to sell all Company products to serve the needs of the Company's customers. The Company believes that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting the Company to control pricing decisions centrally. The Company also utilizes the services of manufacturing representatives to assist its direct sales force.

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

Manufacturing

General

      The Company primarily manufactures its products using the plastic injection molding process. The process begins when plastic resin, in the form of small pellets, is fed into an injection molding machine. The injection molding machine then melts the plastic resin and injects it into a multi-cavity steel mold, forcing the plastic resin to take the final shape of the product. At the end of each molding cycle (generally five to 25 seconds), the plastic parts are ejected from the mold into automated handling systems from which they are packed in corrugated containers for further processing or shipment. After molding, the product may be either decorated (printing, silk-screening, labeling) or assembled (e.g., bail handles fitted to containers). The Company believes that its molding and decorating capabilities are among the best in the industry.

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

Quality Assurance

      Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. The Evansville, Henderson, Iowa Falls, Charlotte, Lawrence, Suffolk, Baltimore, and Milan, plants have been approved for ISO certification, which certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization ("ISO"). The Company is actively pursuing ISO certification in all of the remaining facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control (SPC) techniques and sophisticated technology is also an ongoing part of the Company's traditional quality assurance activities.

Systems

      Berry utilizes a fully integrated computer software system at its plants capable of producing complete financial and operational reports. This accounting and control system is easily expandable to add new features and/or locations as the Company grows. In addition, the Company has in place a sophisticated quality assurance system, a bar code based material management system and an integrated manufacturing system.

Sources and Availability of Raw Materials

      The most important raw material purchased by the Company is plastic resin. The Company purchased approximately $94.7 million of resin in fiscal 2000. Approximately 67% of the resin pounds purchased were high density polyethylene ("HDPE"), 11% linear low density polyethylene and 22% polypropylene. The Company's purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Union Carbide, Chevron, Nova, Equistar, and ExxonMobil. Although the Company does not have any supply requirements contracts with its key suppliers, management believes that the Company has maintained outstanding relationships with these key suppliers over the past several years and expects that such relationships will continue into the foreseeable future. Based on its experience, the Company believes that adequate quantities of plastic resins will be available, but no assurances can be given.

Employees

      At the end of fiscal 2000, the Company had approximately 3,100 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires on April 21, 2001. As of the end of fiscal 2000, 331 employees of Poly-Seal Corporation were covered by this agreement.

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

      The plastics industry, including the Company, is subject to existing and potential Federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resin used in the Company's products, HDPE, is recyclable, and, accordingly, the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company. On January 1, 1995, legislation in Oregon, California and Wisconsin went into effect requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. Although the regulations vary by state, the principal requirement is the use of post consumer regrind ("PCR") as an ingredient in containers sold for non-food uses. Additionally, Oregon and California allow lightweighting of the container or concentrating the product sold in the container as options for compliance. Oregon and California provide for an exemption from all such regulations if statewide recycling reaches or exceeds 25% of rigid plastic containers. In September 1996, California passed a new bill exempting food and cosmetics containers from the foregoing requirement. However, non-food containers are still required to comply.

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

Item 2. PROPERTIES

      The following table sets forth the Company's principal facilities:

   Location        Acres   Square Footage                  Use                  Owned/Leased
   --------        -----   --------------                  ---                  ------------
Evansville, IN     18.7        409,000        Headquarters and manufacturing        Owned

Evansville, IN      2.8        123,000        Manufacturing                         Leased

Henderson, NV      12.3        157,000        Manufacturing                         Owned

Iowa Falls, IA     14.0         96,000        Manufacturing                         Owned

Charlotte, NC      37.3        146,000        Manufacturing                         Owned

Lawrence, KS       19.3        423,000        Manufacturing                         Owned

Suffolk, VA        14.0         96,000        Manufacturing                         Owned

Monroeville, OH    34.7        152,000        Manufacturing                         Owned

Norwich, England    5.0         84,000        Manufacturing                         Owned

Woodstock, IL      11.7        169,000        Manufacturing                         Owned

Streetsboro, OH    12.0        143,000        Manufacturing                         Owned

Baltimore, MD       9.9        241,000        Manufacturing                         Owned

Milan, Italy       11.6        104,000        Manufacturing                         Leased

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By Written Consent in Lieu of a Meeting of Stockholders of Holding dated as of December 30, 2000, a majority of the stockholders approved an increase in the size of Holding's stock option plan to permit the issuance of additional stock options to employees. The number of shares of Class B Nonvoting Common Stock of Holding reserved for issuance under the Amended and Restated BPC Holding Corporation 1996 Stock Option Plan was increased by 15,000 shares, to a total of 76,620 shares.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 9, 2001, there were three holders of the Class A Voting Common Stock, three holders of the Class A Nonvoting Common Stock, 41 holders of the Class B Voting Common Stock, 103 holders of the Class B Nonvoting Common Stock and 40 holders of the Class C Nonvoting Common Stock. All of the issued and outstanding common stock of the Company is held by Holding.

      On April 21, 1994, the Company paid a $50.0 million dividend, which was financed through the issuance of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004, to Holding, the holder of all of its common stock. Holding utilized the $50.0 million dividend to make a distribution to the holders of its common stock and holders of certain other equity interests.

      Other than the payment of the $50.0 million distribution described above, Holding has not paid cash dividends on its capital stock. Because Holding intends to retain any earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness, Holding does not intend to pay cash dividends on its common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of April 21, 1994 (the "1994 Indenture"), among the Company, Holding, Berry Iowa Corporation, Berry Tri-Plas and United States Trust Company of New York, as Trustee ("U.S. Trust"), the Indenture dated June 18, 1996 (the "1996 Indenture"), between Holding and First Trust of New York, National Association, as Trustee, and also the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture"), among Holding, all of its direct and indirect subsidiaries and U.S. Trust, Holding and the Company are not permitted to pay any dividends on their common stock for the foreseeable future. In addition, the Company's senior credit facility contains covenants that, among other things, restricts the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data are derived from the consolidated financial statements of Holding which have been audited by Ernst & Young LLP, independent auditors. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2000," "1999," "1998," "1997," and "1996," relate to the fiscal years ended December 30, 2000, January 1, 2000, January 2, 1999, December 27, 1997, and December 28, 1996, respectively.

                                                                                BPC Holding Corporation
                                                                                         Fiscal
                                                         ---------------------------------------------------------------------
                                                            2000           1999           1998           1997           1996
                                                         ---------      ---------      ---------      ---------      ---------
                                                                               (in thousands of dollars)
Statement of Operations Data:
     Net sales                                           $ 408,088      $ 328,834      $ 271,830      $ 226,953      $ 151,058
     Cost of goods sold                                    312,119        241,067        199,227        180,249        110,110
                                                         ---------      ---------      ---------      ---------      ---------
     Gross margin                                           95,969         87,767         72,603         46,704         40,948
     Operating expenses (a)                                 65,862         54,118         44,001         30,505         23,679
                                                         ---------      ---------      ---------      ---------      ---------
     Operating income                                       30,107         33,649         28,602         16,199         17,269
     Other expenses (b)                                        877          1,416          1,865            226            302
     Interest expense, net (c)                              51,457         40,817         34,556         30,246         20,075
                                                         ---------      ---------      ---------      ---------      ---------

          Loss before income taxes and extraordinary
          item                                             (22,227)        (8,584)        (7,819)       (14,273)        (3,108)
     Income taxes (benefit)                                   (142)           554           (249)           138            239
                                                         ---------      ---------      ---------      ---------      ---------
          Loss before extraordinary item                   (22,085)        (9,138)        (7,570)       (14,411)        (3,347)
     Extraordinary item, net of tax (d)                      1,022             --             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------

          Net loss                                         (23,107)        (9,138)        (7,570)       (14,411)        (3,347)
          Preferred stock dividends                          6,655          3,776          3,551          2,558          1,116
          Amortization of preferred stock discount             768            292            292             74             --
                                                         ---------      ---------      ---------      ---------      ---------

     Net loss attributable to common shareholders        $ (30,530)     $ (13,206)     $ (11,413)     $ (17,043)     $  (4,463)
                                                         =========      =========      =========      =========      =========

Balance Sheet Data (at end of year):
     Working capital                                     $  20,470      $  10,527      $   4,762      $  20,863      $  15,910
     Fixed assets                                          179,804        146,792        120,005        108,218         55,664
     Total assets                                          413,122        340,807        255,317        239,444        145,798
     Total debt                                            468,806        403,989        323,298        306,335        216,046
     Stockholders' equity (deficit)                       (137,997)      (133,471)      (120,357)      (108,975)       (97,550)

Other Data:
     Depreciation and amortization (e)                      42,148      $  31,795      $  24,830      $  19,026      $  11,331
     Capital expenditures                                   31,530         30,738         22,595         16,774         13,581

----------

(a) Operating expenses include business start-up and machine integration expenses of $2,237 related to recent acquisitions, litigation expenses of $700 related to a drink cup patent, and plant consolidation expenses of $3,702 related to the shutdown and reorganization of facilities during fiscal 2000; business start-up and machine integration expenses of $3,647 related to recent acquisitions and plant consolidation expenses of $1,501 related to the shutdown and reorganization of facilities during fiscal 1999; business start-up and machine integration expenses of $1,272 related to the businesses acquired in 1997, plant consolidation expenses of $2,370 and $191 related to the shutdown of the Anderson, South Carolina and Reno, Nevada facilities, and start-up expenses of $109 and $142 related to the Norwich and Knight Acquisitions, respectively, during fiscal 1998; business start-up and machine integration expenses of $3,255 related to the businesses acquired in 1997, plant consolidation expenses of $480 and $368 related to the shutdown of the Winchester, Virginia and Reno, Nevada facilities, respectively, during fiscal 1997; and one-time compensation expense of $2,762, Tri-Plas Acquisition start-up expenses of $671 and $907 for costs related to the consolidation of the Winchester, Virginia facility during fiscal 1996.

(b) Other expenses consist of loss on disposal of property and equipment for the respective years.

(c)   Includes non-cash interest expense of $18,047, $15,567, $14,824, $13,065, and $7,256, in fiscal 2000, 1999, 1998, 1997, and 1996, respectively.

(d) Extraordinary item relates to deferred financing and origination fees written off as a result of amending the senior credit facility.

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

      The Company is highly leveraged. The high degree of leverage could have important consequences, including, but not limited to, the following: (i) a substantial portion of Berry's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Berry for other purposes; (ii) Berry's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) certain of Berry's borrowings will be at variable rates of interest, which will expose Berry to the risk of higher interest rates; (iv) the indebtedness outstanding under the senior credit facility is secured by substantially all of the assets of Berry; (v) Berry is substantially more leveraged than certain of its competitors, which may place Berry at a competitive disadvantage, particularly in light of its acquisition strategy; and
(vi) Berry's degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable in the event of a downturn in general economic conditions or its business.

      Consolidated earnings have been insufficient to cover fixed charges by $20.5 million, $7.1 million, and $7.0 million for fiscal years 2000, 1999, and 1998, respectively. In addition, Holding has experienced consolidated net losses during each of such periods principally as a result of expenses and charges incurred in connection with acquisitions by Berry. These net losses were $23.1 million, $9.1 million, and $7.6 million for fiscal 2000, 1999, and 1998. Holding expects that it will continue to experience consolidated net losses for the foreseeable future.

Year Ended December 30, 2000 Compared to Year Ended January 1, 2000

      Net Sales. Net sales increased 24% to $408.1 million in 2000, up $79.3 million from $328.8 million in 1999, including an approximate 5% increase in net selling price due to increased raw material costs. Overcap and closure net sales increased $31.2 million, primarily due to the Poly-Seal Acquisition and Capsol Acquisition which provided combined 2000 net sales of $32.3 million. Container sales increased $42.5 million, primarily due to the Cardinal Acquisition and increased selling prices, despite a large custom program in 1999 that did not reoccur in 2000. Net sales in the drink cup and housewares segment increased $5.6 million in 2000 primarily as a result of a significant new product and strong retail demand in housewares.

      Gross Margin. Gross margin increased $8.2 million or 9% from $87.8 million (27% of net sales) in 1999 to $96.0 million (24% of net sales) in 2000. This increase of 9% includes the combined impact of the added Poly-Seal, Capsol, and Cardinal sales volume, acquisition integration, and productivity improvement initiatives offset partially by the cyclical impact of higher raw material costs. The cost of the Company's primary raw material, resin, increased approximately 36% in 2000 when compared to 1999. A major focus continues to be the consolidation of products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. Additionally, the Company closed its Arlington Heights, Illinois facility (acquired in the Knight Acquisition) in the first quarter of 1999 and its Ontario, California facility (acquired in the Cardinal Acquisition) in the third quarter of 1999. In addition, the Company made two configuration changes that were completed in the fourth quarter of 1999 with the Minneapolis, Minnesota and Iowa Falls, Iowa locations closing their molding operations. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities.

      Operating Expenses. Operating expenses during 2000 were $65.9 million (16% of net sales), compared with $54.1 million (16% of net sales) for 1999. Selling expenses increased $4.2 million, almost all as a result of acquired businesses. General and administrative expenses increased $2.4 million in 2000 primarily as a result of recent acquisitions, but was partially offset by decreased accrued bonus expenses. Research and development costs increased $0.3 million to $2.6 million in 2000 primarily as a result of increased new product requests from customers and productivity improvement initiatives. Intangible asset amortization increased from $7.2 million in 1999 to $10.6 million for 2000, primarily a result of the amortization of goodwill ascribed to acquired companies in 1999 and 2000. Other expenses were $6.6 million for 2000 compared to $5.1 million for 1999. Other expenses in 2000 include business start-up and machine integration expenses of $2.2 million related to recent acquisitions, plant consolidation expenses of $3.7 million related to the shutdown and reorganization of facilities, and $0.7 million of litigation expenses related to a drink cup patent. Other expenses in 1999 include business start-up and machine integration expenses of $3.6 million related to recent acquisitions and plant consolidation expenses of $1.5 million related to the shutdown and reorganization of facilities.

      Interest Expense, Net. Net interest expense, including amortization of deferred financing costs for 2000, was $51.5 million (13% of net sales) compared to $40.8 million (12% of net sales) in 1999, an increase of $10.7 million. This increase is attributed to interest on borrowings related to the acquired businesses in 1999 and 2000, but was offset partially by principal reductions. Cash interest paid in 2000 was $32.8 million as compared to $29.8 million for 1999.

      Income Taxes. During fiscal 2000, the Company recorded a benefit of $0.1 million for income taxes compared to an expense of $0.6 million for fiscal 1999. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

      Extraordinary Item. As a result of amending the Company's senior credit facility, $1.0 million of deferred financing and origination fees related to the facility have been charged to expense in 2000 as an extraordinary item.

      Net Loss. The Company recorded a net loss of $23.1 million in 2000 compared to a $9.1 million net loss in 1999 for the reasons stated above.

Year Ended January 1, 2000 Compared to Year Ended January 2, 1999

      Net Sales. Net sales increased 21% to $328.8 million in 1999, up $57.0 million from $271.8 million in 1998, including an approximate 1% increase in net selling price due to increased raw material costs. Plastic packaging product net sales increased $53.2 million in fiscal 1999. Within this segment, aerosol overcap net sales increased $17.3 million primarily due to the Knight Acquisition. In addition, container sales increased $27.5 million, primarily due to the Cardinal Acquisition and continued market strength of base products. Net sales in the drink cup product line decreased $6.2 million in 1999 primarily as a result of a large promotion in 1998 and increased competition in the drink cup market. Other plastic packaging product lines, including closures and custom molded products, increased $14.5 million due to a large custom program in 1999 and the acquisition of Berry UK in 1998. Housewares net sales increased $3.9 million or 18% in 1999 due primarily to new products and strong consumer demand.

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

      Interest Expense, Net. Net interest expense, including amortization of deferred financing costs for 1999, was $40.8 million (12% of net sales) compared to $34.6 million (13% of net sales) in 1998, an increase of $6.2 million. This increase is attributed to interest on borrowings related to the acquired businesses in 1998 and 1999 offset partially by principal reductions. Cash interest paid in 1999 was $29.8 million as compared to $33.2 million for 1998.

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

Income Tax Matters

      Holding has unused operating loss carryforwards of $44.0 million for federal income tax purposes which begin to expire in 2010. Alternative minimum tax credit carryforwards of approximately $3.1 million are available to Holding indefinitely to reduce future years' federal income taxes.

Liquidity and Capital Resources

      The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of December 30, 2000, the Credit Facility provides the Company with (i) a $70.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.4 million (using the December 30, 2000 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $72.1 million term loan facility, (iv) a $3.5 million (using the December 30, 2000 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At December 30, 2000, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $25.1 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

      CBP Holdings, S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $12.7 million (using the December 30, 2000 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the December 30, 2000 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver.

      The Credit Facility requires the Company to comply with specified financial ratios and tests, including a minimum Tangible Capital Funds (as defined in the Credit Facility) test, maximum leverage ratio, interest coverage ratio, debt service coverage ratio and a fixed charge coverage ratio. The requirements of these tests may change on a quarterly basis. At December 30, 2000, the Credit Facility required the Company to have Tangible Capital Funds of not less than $76.6 million and a maximum leverage ratio of 4.25. In addition, the interest, debt service, and fixed charge coverage ratios could not be less than 2.0, 1.5, and 1.0, respectively. At December 30, 2000, the last quarterly test date, the Company was in compliance with all of the financial covenants tested on such date.

      The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Financing Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 0.0% to 0.75% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 2.0% to 2.75%, at the Company's option (8.9% at December 30, 2000 and 8.1% at January 1, 2000). Following receipt of the quarterly financial statements, the agent under the Credit Facility shall change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on sterling LIBOR (adjusted for reserves) plus 2.5%. Interest on borrowings under the Italy Revolver and the Italy Working Capital Line is based on EURIBOR plus 2.0%.

      On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The proceeds were utilized to reduce amounts then outstanding under the US Revolver. The indebtedness is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in Italy). The Second Lien Senior Facility is secured by a second priority lien on substantially the same collateral as the collateral for the Credit Facility. The $25.0 million principal amount is due upon the Second Lien Senior Facility's maturity on July 1, 2002. Interest is based on either (i) the lender's base rate (which is the higher of the prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 3.0% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 4.5%, at the Company's option (11.1% at December 30, 2000). The covenants under the Second Lien Senior Facility are substantially the same as those in the Credit Facility.

      The 1994 Indenture, the 1996 Indenture, the 1998 Indenture, and 1999 Indenture restrict the Company's ability to incur additional debt and contain other provisions which could limit the liquidity of the Company. At December 30, 2000, the Company had unused borrowing capacity under the Credit Facility's borrowing base of $25.1 million, which is not considered additional indebtedness under the 1994 Indenture, 1996 Indenture, 1998 Indenture or 1999 Indenture. Any additional indebtedness above the borrowing base requires approval from the Credit Facility's lenders.

      The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding has issued an additional approximately $22.3 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. Holding's ability to pay principal and interest in cash on the 1996 Notes and Berry's ability to pay principal and interest on the notes issued under the 1994 Indenture, 1998 Indenture, and 1999 Indenture will depend on Berry's financial and operating performance, which in turn are subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. Based on historical operating results, management believes that sufficient monies are available from Berry under the tax sharing agreement to enable Holding to make the December 2001 cash interest payment on the 1996 Notes, subject to Berry's ability to generate sufficient operating results to comply with covenants under the senior credit facility. However, if Berry cannot generate sufficient cash flow from operations to meet its obligations, then the Company may be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these actions could be effected on satisfactory terms, if at all.

      Net cash provided by operating activities was $36.1 million in 2000 as compared to $36.0 million in 1999. Net cash provided by operating activities was $34.1 million in 1998. The increase in 1999 was primarily the result of improved operating performance as the Company's net loss plus non-cash expenses improved $5.8 million.

      Capital expenditures in 2000 were $31.5 million, an increase of $0.8 million from $30.7 million in 1999. Capital expenditures totaled $22.6 million in 1998. Capital expenditures in 2000 included investments of $7.6 million for facility renovations, production systems and offices necessary to support production operating levels throughout the Company, $13.6 million for molds, $7.5 million for molding and printing machines, and $2.8 million for accessory equipment and systems. Included in 2000 capital expenditures was $19.4 million for major projects, including building expansions and new equipment for future growth. The capital expenditure budget for 2001 is expected to be $30.1 million.

      Net cash provided by financing activities was $72.0 million in 2000 as compared to $71.1 million in 1999. Net cash provided by financing activities was $71.1 million in 1999 as compared to $17.6 million in 1998. The $53.5 million increase can be attributed primarily to the 1999 Notes issuance of $75.0 million to finance the Cardinal Acquisition.

      Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, the Company anticipates that its cash interest, working capital and capital expenditure requirements for 2001 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At December 30, 2000, the Company's cash balance was $2.1 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of $25.1 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Report of Independent Auditors                                               F-1

Consolidated Balance Sheets at December 30, 2000 and January 1, 2000         F-2

Consolidated Statements of Operations for the years ended December 30,
  2000, January 1, 2000, and January 2, 1999                                 F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 30, 2000, January 1, 2000, and January 2, 1999    F-5

Consolidated Statements of Cash Flows for the years ended December 30,
  2000, January 1, 2000, and January 2, 1999                                 F-6

Notes to Consolidated Financial Statements                                   F-7

                     Index to Financial Statement Schedules

II. Valuation and Qualifying Accounts                                        S-1


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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding and its subsidiaries:

                    Name                         Age                     Title                           Entity
                    ----                         ---                     -----                           ------
Roberto Buaron(1)(4).....................        54      Chairman and Director                     Company and Holding
Martin R. Imbler(1)(4)...................        53      President, Chief Executive Officer        Company and Holding
                                                         and Director
Ira G. Boots.............................        46      Executive Vice President, Chief           Company
                                                         Operating Officer, and Director
James M. Kratochvil......................        44      Executive Vice President, Chief           Company and Holding
                                                         Financial Officer, Treasurer and
                                                         Secretary
R. Brent Beeler..........................        48      Executive Vice President and              Company
                                                         General Manager - Containers
William J. Herdrich......................        51      Executive Vice President and              Company
                                                         General Manager - Overcaps and
                                                         Closures
Bruce J. Sims............................        51      Executive Vice President and              Company
                                                         General Manager - Drink Cups and
                                                         Housewares
Lawrence G. Graev(2)(3)..................        56      Director                                  Company and Holding
Joseph S. Levy(2)(3).....................        32      Vice President, Assistant Secretary       Company and Holding
                                                         and Director
Donald J. Hofmann, Jr.(1)(2)(3)(4).......        43      Director                                  Company and Holding
Mathew J. Lori...........................        37      Director                                  Company and Holding
David M. Clarke..........................        50      Director                                  Company and Holding

----------
(1)   Member of the Stock Option Committee of Holding.
(2)   Member of the Audit Committee of Holding.
(3)   Member of the Audit Committee of the Company.
(4)   Member of the Compensation Committee of the Company.

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

      Ira G. Boots has been Executive Vice President and a Director of the Company and has been Chief Operating Officer since April 1992 and August 2000, respectively. Prior to that, Mr. Boots was Vice President of Operations, Engineering and Product Development of the Company from December 1990 to April 1992. Mr. Boots was employed by Old Berry from 1984 to December 1990 as Vice President, Operations.

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

      R. Brent Beeler has been Executive Vice President and General Manager - Containers of the Company since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

      William J. Herdrich has been Executive Vice President and General Manager
- Aerosol Overcaps and Closures of the Company since August 2000. From May 2000 to August 2000, Mr. Herdrich was a consultant to the Company. From April 1994 to May 2000, Mr. Herdrich was President, Executive Vice President and General Manager of Poly-Seal Corporation. Mr. Herdrich was employed by Seaquist Closures from 1990 to April 1994 as Executive Vice President.

      Bruce J. Sims has been Executive Vice President and General Manager - Drink Cups and Housewares of the Company since August 2000. He formerly served as Executive Vice President, Sales and Marketing, Housewares of the Company since January 1997. Prior to the PackerWare Acquisition, Mr. Sims served as President of PackerWare from March 1996 to January 1997 and as Vice President from October 1994 to March 1996. From January 1990 to October 1994 he was Vice President of the Miner Container Corporation, a national injection molder.

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

      Donald J. Hofmann, Jr. has been a Director of Holding and the Company since June 1996. Mr. Hofmann has been a Partner of J.P. Morgan Partners, LLC (formerly Chase Capital Partners), a global private equity organization with over $20 billion under management, since September 1992. J.P. Morgan Partners provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and venture capital. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC, United Auto Group and Pliant Corporation.

      Mathew J. Lori has been a Director of Holding and the Company since October 1996. Mr. Lori has been a Principal with J.P. Morgan Partners, LLC (formerly Chase Capital Partners) since January 1998, and prior to that, Mr. Lori had been an Associate since April 1996. From September 1993 to March 1996, he was an Associate in the Merchant Banking Group of The Chase Manhattan Bank, N.A.

      David M. Clarke has been a Director of Holding and the Company since June 1996. Mr. Clarke is a Managing Director with Aetna Life Insurance Company, Private Equity and, prior to that, he had been a Vice President in the Investment Group of Aetna Life Insurance Company from 1988 to 1996.

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

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth a summary of the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 2000, 1999, and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                      Annual Compensation        Compensation
                                                                      -------------------        ------------

                                                                                                  Securities
                                                    Fiscal                                         Underlying           Other
             Name and Principal Position             Year           Salary             Bonus       Options (#)      Compensation(1)
             ---------------------------             ----           ------             -----       -----------      ---------------
Martin R. Imbler                                     2000          $ 390,122         $ 137,235         $--             $ 1,670
     President and Chief Executive Officer           1999            362,940           121,201          --               1,620
                                                     1998            327,397            46,697          --               1,620

Ira G. Boots                                         2000            289,328           150,000          --               1,670
     Executive Vice President and Chief Operating    1999            251,163            95,486          --               1,620
     Officer                                         1998            176,631            39,024          --               1,620

James M. Kratochvil                                  2000            212,049           120,000          --               1,604
     Executive Vice President, Chief Financial       1999            200,894            80,083          --               1,620
     Officer, Treasurer and Secretary                1998            142,483            30,413          --               1,620

R. Brent Beeler                                      2000            257,236           135,000          --               1,670
     Executive Vice President and General            1999            226,504            79,350          --               1,620
     Manager - Containers                            1998            145,218            32,621          --               1,620

Bruce J. Sims                                        2000            193,055           114,000          --               1,627
     Executive Vice President and General            1999            190,922            95,486          --               1,620
     Manager - Drink Cups and Housewares             1998            163,518            39,024          --               1,620

----------
(1) Amounts shown reflect contributions by the Company under the Company's 401(k) plan.

Fiscal Year-End Option Holdings

      The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at December 30, 2000.

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

Martin R. Imbler               6,778/1,694              $854,028/$213,444
Ira G. Boots                   4,171/1,043               525,546/131,418
James M. Kratochvil             2,607/652                 328,482/82,152
R. Brent Beeler                 2,607/652                 328,482/82,152
Bruce J. Sims                    780/520                  92,040/61,360

----------
(1) None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Class B Nonvoting Common Stock at December 30, 2000.
(2) All options granted to management of the Company are exercisable for shares of Class B Nonvoting Common Stock, par value $.01 per share, of Holding.

Director Compensation

      Directors receive no cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

Employment Agreements

      The Company has an employment agreement with Mr. Imbler (the "Imbler Employment Agreement") that expires on June 30, 2001. Base compensation under the Imbler Employment Agreement for fiscal 2000 was $390,122. The Imbler Employment Agreement also provides for an annual performance bonus of $50,000 to $175,000 based upon the Company's attainment of certain financial targets. The Company may terminate Mr. Imbler's employment for "cause" or upon a "disability" (as such terms are defined in the Imbler Employment Agreement). If the Company terminates Mr. Imbler "without cause" (as defined in the Imbler Employment Agreement), Mr. Imbler is entitled to receive, among other things, the greater of (i) one year's salary or (ii) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company. The Imbler Employment Agreement also contains customary noncompetition, nondisclosure and nonsolicitation provisions.

      The Company also has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, and Sims (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on June 30, 2001, and the agreement for Sims expires on January 21, 2002. The Employment Agreements provided for fiscal 2000 base compensation of $289,328, $212,049, $257,236 and $193,055, respectively. Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a "disability" (as such terms are defined in the Employment Agreements). If the Company terminates an executive's employment without "cause" (as defined in the Employment Agreements), the Employment Agreements require the Company to pay certain amounts to the terminated executive, including (i) the greater of (A) one year's salary or (B) 1/12 of one year's salary for each year (not to exceed 24 years in the aggregate) of employment with the Company (other than Mr. Sims, who would receive his salary for one year), and (ii) certain benefits under applicable incentive compensation plans. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Compensation Committee Interlocks and Insider Participation

      The Company established the Compensation Committee comprised of Messrs. Buaron, Imbler, and Hofmann, in October 1996. The annual salary and bonus paid to Messrs. Imbler, Boots, Kratochvil, Beeler, and Sims for fiscal 2000 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Imbler pursuant to policies established in consultation with the Compensation Committee.

      The Company is party to an Amended and Restated Management Agreement (the "FACL Management Agreement") with First Atlantic pursuant to which First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of $821,000 for fiscal 2000, $792,000 for fiscal 1999, and $835,000 for fiscal 1998. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and
(ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Berry UK Acquisition and the Knight Acquisition, respectively. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition. First Atlantic received advisory fees of approximately $580,000 in May 2000 for originating, structuring and negotiating the Poly-Seal Acquisition. See "Certain Relationships and Related Transactions."

      Mr. Buaron, the Chairman and a director of Holding and the Company, is the Chairman and Chief Executive Officer of First Atlantic. Mr. Graev is a director of First Atlantic. As an officer and the sole stockholder of First Atlantic, Mr. Buaron is entitled to receive any bonuses paid and any dividends declared by First Atlantic on its capital stock, including any bonuses paid as a result of, and any dividends paid out of any of the fees paid with respect to the acquisitions described above. First Atlantic is engaged by Atlantic Equity Partners International II, L.P. ("International") to provide certain financial and management consulting services for which it receives annual fees. First Atlantic and International have completely distinct ownership and equity structures. See "Certain Relationships and Related Transactions."

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

Stock Option Plan

      Employees, directors and certain independent consultants of the Company and its subsidiaries are entitled to participate in the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan"), which provides for the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are non-qualified under the Code. The total number of shares of Class B Nonvoting Common Stock of Holding for which options may be granted pursuant to the Option Plan is 76,620. The Option Plan will terminate on October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. The Stock Option Committee of the Board of Directors of Holding administers all aspects of the Option Plan, including selecting which of the Company's directors, employees and independent consultants will receive options, the time when options are granted, whether the options are incentive stock options or non-qualified stock options, the manner and timing for vesting of such options, the terms of such options, the exercise date of any options and the number of shares subject to such options. Directors who are also employees are eligible to receive options under the Option Plan.

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

      Under the Option Plan, as of December 30, 2000, there were outstanding options to purchase an aggregate of 60,774 shares of Class B Nonvoting Common Stock to 91 current and former employees of the Company, at an exercise price between $100 and $226 per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership

      All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the ownership of the capital stock of Holding with respect to (i) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (ii) each of Holding's directors, (iii) the Named Executive Officers and (iv) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.

                                             Shares of                                     Shares of
                                              Voting                                       Nonvoting
                                          Common Stock(1)                               Common Stock(1)
                                       ---------------------                   ----------------------------------    Percentage of
                                                               Percentage of                                        All Classes of
      Name and Address of                                         Voting                                              Common Stock
        Beneficial Owner               Class A     Class B     Common Stock    Class A     Class B        Class C   (Fully-Diluted)
-----------------------------------------------------------------------------------------------------------------------------------
Atlantic Equity Partners
    International II, L.P.(2)            7,800    128,142          55.5%         2,200      3,385         11,470          22.7%
J.P. Morgan Partners (SBIC), LLC(3)     52,000      5,623(4)       23.5        168,000     33,436(4)          --          38.4
BPC Equity, LLC(5)                      31,200         --          12.7         88,800         --             --          17.8
Roberto Buaron(6)                        7,800    128,142          55.5          2,200      3,385         11,470          22.7
Martin R. Imbler                            --      3,629           1.5             --     15,915(7)         664           2.9
Joseph S. Levy(8)                           --         42             *             --        118             14             *
Lawrence G. Graev(9)                        --         --            --             --         --             --            --
Donald J. Hofmann, Jr.(10)              52,000      5,623(4)       23.5        168,000     33,436(4)          --          38.4
Mathew J. Lori(11)                      52,000      5,623(4)       23.5        168,000     33,436(4)          --          38.4
David M. Clarke(12)                     31,200         --          12.7         88,800         --             --          17.8
Ira G. Boots                                --      1,718             *             --      6,489(13)         --           1.2
James M. Kratochvil                         --      1,196             *             --      6,011(14)        391           1.1
R. Brent Beeler                             --      1,196             *             --      6,011(15)        391           1.1
Bruce J. Sims                               --         --             *             --      1,695(16)         --             *
All executive officers and
    directors as a group (12
    persons)                            91,000    140,350          94.5        259,000     73,160         12,930          85.5

----------
*     Less than one percent.

(1) The authorized capital stock of Holding consists of 3,500,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 1,000,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock, 500,000 shares are designated Class A Nonvoting Common Stock, 500,000 shares are designated Class B Voting Common Stock, 500,000 shares are designated Class B Nonvoting Common Stock, and 500,000 shares are designated Class C Nonvoting Common Stock. Of the 1,000,000 shares of Preferred Stock, 800,000 shares are designated Series A Senior Cumulative Exchangeable Preferred Stock, and 200,000 shares are designated Series B Cumulative Preferred Stock.
(2) Address is P. O. Box 847, One Capital Place, Fourth Floor, Grand Cayman, Cayman Islands, British West Indies. Atlantic Equity Associates International II, L.P., a Delaware limited partnership ("AEA II"), is the sole general partner of International and as such exercises voting and/or investment power over shares of capital stock owned by International, including the shares of Holding Common Stock held by International (the "International Shares"). Mr. Buaron is the sole shareholder of Buaron Holdings Ltd. ("BHL"). BHL is the sole general partner of AEA II. As the general partner of AEA II, BHL may be deemed to beneficially own the International Shares. BHL disclaims any beneficial ownership of any shares of capital stock owned by International, including the International Shares. Through his affiliation with BHL and AEA II, Mr. Buaron controls the sole general partner of International and therefore has the authority to control voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of any of the International Shares.
(3)   Address is 1221 Avenue of the Americas, New York, New York 10020.
(4) Represents warrants to purchase such shares of common stock held by J.P. Morgan Partners (SBIC), LLC (formerly Chase Venture Capital Associates,
      LLC) ("JPMP(SBIC)") which are currently exercisable.
(5) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Aetna Life Insurance Company exercises voting and/or investment power over shares of capital stock owned by BPC Equity, LLC ("BPC Equity"), including shares of Holding Common Stock held by BPC Equity.
(6) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. Represents shares of Holding Common Stock owned by International. Mr. Buaron is the sole shareholder of BHL. BHL is the sole general partner of AEA II. AEA II is the sole general partner of International and as such, exercises voting and/or investment power over shares of capital stock owned by International, including the International Shares. Mr. Buaron, as the sole shareholder and Chief Executive Officer of BHL, controls the sole general partner of International and therefore has voting and/or investment power over, and may be deemed to beneficially own, the International Shares. Mr. Buaron disclaims any beneficial ownership of the International Shares.
(7) Includes 6,778 options granted to Mr. Imbler, which are presently exercisable.
(8) Address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
(9) Address is c/o O'Sullivan Graev & Karabell, LLP, 30 Rockefeller Plaza, New York, New York 10112.
(10) Address is c/o J.P. Morgan Partners, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by JPMP(SBIC). Mr. Hofmann is a General Partner of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co., which is an affiliate of JPMP(SBIC). Mr. Hofmann disclaims any beneficial ownership of the shares of Holding Common Stock held by JPMP(SBIC).
(11) Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by JPMP(SBIC). Mr. Lori is a Principal with of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co., which is an affiliate of JPMP(SBIC). Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by JPMP(SBIC).
(12) Address is c/o Aetna Life Insurance Company, Private Equity Group, IG6U, 151 Farmington Avenue, Hartford, Connecticut 06156. Represents shares owned by BPC Equity. Mr. Clarke is a Managing Director of Aetna, Inc., an affiliate of Aetna Life Insurance Company, which is a member of BPC Equity. Mr. Clarke disclaims any beneficial ownership of the shares of Holding Common Stock held by BPC Equity.
(13) Includes 4,171 options granted to Mr. Boots, which are currently exercisable.
(14) Includes 2,607 options granted to Mr. Kratochvil, which are currently exercisable.
(15) Includes 2,607 options granted to Mr. Beeler, which are currently exercisable.
(16)  Includes 780 options granted to Mr. Sims, which are currently exercisable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

First Atlantic

      Pursuant to the FACL Management Agreement, First Atlantic provides the Company with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, the Company paid First Atlantic fees and expenses of approximately $821,000 for fiscal 2000, $792,000 for fiscal 1999, and $835,000 for fiscal 1998. Under the FACL Management Agreement, the Company pays a fee for services rendered in connection with certain transactions equal to the lesser of (i) 1% of the total transaction value and (ii) $1,250,000 for any such transaction consummated plus out-of-pocket expenses in respect of such transaction, whether or not consummated. First Atlantic received advisory fees of approximately $140,000 and $180,000 in July 1998 and October 1998, respectively, for originating, structuring and negotiating the Berry UK Acquisition and the Knight Acquisition, respectively. First Atlantic received advisory fees of approximately $690,000 in July 1999 for originating, structuring and negotiating the Cardinal Acquisition. First Atlantic received advisory fees of approximately $580,000 in May 2000 for originating, structuring and negotiating the Poly-Seal Acquisition.

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

Stockholders Agreements

      Holding entered into a Stockholders Agreement dated as of June 18, 1996, as amended (the "Stockholders Agreement"), with certain common equity investors ("Common Stock Purchasers"), certain Management Stockholders (as defined herein) and, for limited purposes thereunder, the Northwestern Mutual Life Insurance Company ("Northwestern") and JPMP(SBIC) ("Preferred Stock Purchasers"). The Stockholders Agreement grants the Common Stock Purchasers certain rights and obligations, including the following: (i) until the occurrence of certain events specified in the Stockholders Agreement, to designate the members of a seven person Board of Directors as follows: (A) one director will be Roberto Buaron or his designee; (B) International will have the right to designate three directors (who are currently Messrs. Graev, Imbler and Levy); (C) JPMP(SBIC) will have the right to designate two directors (who are currently Messrs. Hofmann and Lori); and (D) the institutional holders (excluding International and JPMP(SBIC)) will have the right to designate one director (who is currently Mr. Clarke); (ii) in the case of certain Common Stock Purchasers, to subscribe for a proportional share of future equity issuances by Holding; (iii) under certain circumstances and in the case of International or JPMP(SBIC), to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2001 and (iv) under certain circumstances and in the case of a majority in interest of the institutional holders, to cause the initial public offering of equity securities of Holding or a sale of Holding subsequent to June 18, 2002. Provisions under the Stockholders Agreement also (i) prohibit Holding from taking certain actions without the consent of holders of a majority of voting stock held by JPMP(SBIC) and the institutional holders other than International (or, following the occurrence of certain events, International's consent), including certain transactions between Holding and any subsidiary, on the one hand, and First Atlantic or any of its affiliates, on the other hand; (ii) obligate Holding to provide certain Common Stock Purchasers with financial and other information regarding Holding and to provide access and inspection rights to all Common Stock Purchasers; and (iii) restrict transfers of equity by the Common Stock Purchasers, subject to certain exceptions (including for transfers of up to 10% of the equity (including warrants to purchase equity) held by each Common Stock Purchaser on the date of the Stockholders Agreement). Pursuant to the Stockholders Agreement, under certain circumstances the Preferred Stock Purchasers (and their transferees) have tag-along rights with respect to the warrants issued by Holding in 1996 and the Holding Common Stock issuable upon exercise thereof. Under specified circumstances and subject to certain exceptions, the Preferred Stock Purchasers (and their transferees) are entitled to include a pro rata share of their Preferred Stock in a transaction (or series of related transactions) involving the transfer by International, JPMP(SBIC) and the Institutional Holders (as defined in the Stockholders Agreement) of more than 50% of the aggregate amount of securities held by them on June 19, 1996.

      The Stockholders Agreement grants registration rights, under certain circumstances and subject to specified conditions, to the Common Stock Purchasers. International and JPMP(SBIC) each have the right, on three occasions, to demand registration, at Holding's expense, of their shares of Holding Common Stock. Under certain circumstances, a majority in interest of the institutional holders (excluding International and JPMP(SBIC)) have the right, on one occasion, to demand registration, at Holding's expense, of their shares of Holding Common Stock. The Stockholders Agreement provides that if Holding proposes to register any of its securities, either for its own account or for the account of other stockholders, Holding will be required to notify all Common Stock Purchasers and to include in such registration the shares of Holding Common Stock requested to be included by them. All shares of Holding Common Stock owned by the Common Stock Purchasers requested to be included in a registration will be subject to cutbacks under certain circumstances in connection with an underwritten public offering.

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

      In order to finance a portion of the consideration delivered in connection with the acquisition of Poly-Seal Corporation, Holding issued, pursuant to a Preferred Stock and Warrant Purchase Agreement dated as of May 9, 2000 (the "Preferred Agreement") by and among Holding, JPMP(SBIC), and Northwestern, 1,000,000 shares of Series A-1 Preferred Stock in a private placement (the "Preferred Placement") for an aggregate purchase price of $25 million. The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Perferred Stock ranks pari-passu with the Series A Preferred Stock and prior to all other capital stock of Holding. In connection with the Preferred Placement, Holding issued warrants to purchase 25,997 shares of its Series B Non-Voting Common Stock at $0.01 per share. Holding also extended the expiration period of currently outstanding warrants to purchase Series B Non-Voting Common Stock and Series B Voting Common Stock held by JPMP(SBIC) and Northwestern to May 9, 2006. The Series A-1 Preferred Stock and Warrants were issued in transactions exempt from registration in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933.

Tax Sharing Agreement

      For federal income tax purposes, Berry and its domestic subsidiaries are included in the affiliated group of which Holding is the common parent and as a result, the federal taxable income and loss of Berry and its subsidiaries is included in the group consolidated tax return filed by Holding. In April 1994, Holding, Berry and certain of its subsidiaries entered into a tax sharing agreement, which was amended and restated in March 2001 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, for fiscal 1994 and all taxable years thereafter for which the Tax Sharing Agreement remains in effect, Berry and its subsidiaries as a consolidated group are required to pay at the request of Holding an amount equal to the taxes that they would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of a tax liability which is attributable to them). If Berry and its subsidiaries would have been entitled to a tax refund for taxes paid previously on the basis computed as if they were to file separate returns, then under the Tax Sharing Agreement, Holding is required to pay at the request of Berry and its subsidiaries an amount equal to such tax refund. If, however, Berry and its subsidiaries would have reported a tax loss if they were to file separate returns, then Holdings intends, but is not obligated under the Tax Sharing Agreement, to pay to Berry and its subsidiaries an amount equal to the tax benefit that is realized by Holding as a result of such separate loss. Under the Tax Sharing Agreement any such payments to be made by Holding to Berry or any of its subsidiaries on account of a tax loss are within the sole discretion of Holding. No payments have been made to date.

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

      (b)   Reports on Form 8-K

                  None.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation ("Holding") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 16, 2001

                             BPC Holding Corporation
                           Consolidated Balance Sheets
                            (In Thousands of Dollars)

                                                                               December 30,   January 1,
                                                                                   2000          2000
                                                                               ------------   ----------
Assets
Current assets:
     Cash and cash equivalents                                                   $  2,054      $  2,546
     Accounts receivable (less allowance for doubtful accounts of $1,724 at
        December 30, 2000 and $1,386 at January 1, 2000)                           48,397        37,507
     Inventories:
        Finished goods                                                             38,157        31,676
        Raw materials and supplies                                                 10,822        15,016
                                                                                 --------      --------
                                                                                   48,979        46,692
     Prepaid expenses and other receivables                                         5,272         2,127
                                                                                 --------      --------
Total current assets                                                              104,702        88,872

Property and equipment:
     Land                                                                           8,894         8,556
     Buildings and improvements                                                    60,572        48,080
     Machinery, equipment and tooling                                             203,569       172,082
     Construction in progress                                                      16,901        18,170
                                                                                 --------      --------
                                                                                  289,936       246,888
     Less accumulated depreciation                                                110,132       100,096
                                                                                 --------      --------
                                                                                  179,804       146,792
Intangible assets:
     Deferred financing and origination fees, net                                  10,422        11,571
     Covenants not to compete, net                                                  3,388         3,723
     Excess of cost over net assets acquired, net                                 114,680        87,614
                                                                                 --------      --------
                                                                                  128,490       102,908

Other                                                                                 126         2,235
                                                                                 --------      --------
Total assets                                                                     $413,122      $340,807
                                                                                 ========      ========

                                                                                   December 30,     January 1,
                                                                                       2000            2000
                                                                                   ------------     ----------
Liabilities and stockholders' equity (deficit)
 Current liabilities:
   Accounts payable                                                                  $  26,779       $  25,798
   Accrued expenses and other liabilities                                               10,430           9,869
   Accrued interest                                                                      9,006           8,108
   Employee compensation and payroll taxes                                              14,785          13,461
   Current portion of long-term debt                                                    23,232          21,109
                                                                                     ---------       ---------
Total current liabilities                                                               84,232          78,345

Long-term debt, less current portion                                                   445,574         382,880
Accrued dividends on preferred stock                                                    17,656          11,001
Deferred income taxes                                                                      491             503
Other liabilities                                                                        3,166           1,549
                                                                                     ---------       ---------
                                                                                       551,119         474,278
Stockholders' equity (deficit):
   Series A Preferred Stock; 600,000 shares authorized, issued and outstanding
       (net of discount of $2,185 at December 30, 2000 and $2,478 at January 1,
       2000)                                                                            12,386          12,093
   Series A-1 Preferred Stock; 1,400,000 shares authorized; 1,000,000 shares
       issued and outstanding (net of discount of $5,400 at December 30, 2000)          19,600              --
   Series B Preferred Stock; 200,000 shares authorized, issued and outstanding           5,000           5,000
   Class A Common Stock; $.01 par value:
       Voting; 500,000 shares authorized; 91,000 shares issued and outstanding               1               1
       Nonvoting; 500,000 shares authorized; 259,000 shares issued and
         outstanding                                                                         3               3
   Class B Common Stock; $.01 par value:
      Voting; 500,000 shares authorized; 145,058 shares issued and 144,546
         shares outstanding                                                                  1               1
       Nonvoting; 500,000 shares authorized; 58,612 shares issued and 56,509
         shares outstanding                                                                  1               1
   Class C Common Stock; $.01 par value:  Nonvoting; 500,000 shares authorized;
       17,000 shares issued and 16,833 shares outstanding                                   --              --

   Treasury stock:  512 shares Class B Voting Common Stock; 2,103 shares Class
       B Nonvoting Common Stock; and 167 shares Class C Nonvoting Common
       Stock                                                                              (405)           (256)
   Additional paid-in capital                                                           35,041          41,559
   Warrants                                                                              9,386           3,511
   Retained earnings (deficit)                                                        (218,168)       (195,061)
   Accumulated other comprehensive income (loss)                                          (843)           (323)
                                                                                     ---------       ---------
Total stockholders' equity (deficit)                                                  (137,997)       (133,471)
                                                                                     ---------       ---------
Total liabilities and stockholders' equity (deficit)                                 $ 413,122       $ 340,807
                                                                                     =========       =========

See notes to consolidated financial statements.

                             BPC Holding Corporation

                      Consolidated Statements of Operations
                            (In Thousands of Dollars)

                                                                     Year Ended
                                                     -------------------------------------------
                                                     December 30,     January 1,      January 2,
                                                         2000            2000            1999
                                                     ------------     ----------      ----------
Net sales                                             $ 408,088       $ 328,834       $ 271,830
Cost of goods sold                                      312,119         241,067         199,227
                                                      ---------       ---------       ---------
Gross margin                                             95,969          87,767          72,603

Operating expenses:
      Selling                                            21,630          17,383          14,780
      General and administrative                         24,408          22,034          19,308
      Research and development                            2,606           2,338           1,690
      Amortization of intangibles                        10,579           7,215           4,139
      Other expenses                                      6,639           5,148           4,084
                                                      ---------       ---------       ---------
Operating income                                         30,107          33,649          28,602

Other expenses:
      Loss on disposal of property and equipment            877           1,416           1,865
                                                      ---------       ---------       ---------
Income before interest and taxes                         29,230          32,233          26,737

Interest:
      Expense                                           (51,553)        (41,040)        (35,555)
      Income                                                 96             223             999
                                                      ---------       ---------       ---------
Loss before income taxes and extraordinary item         (22,227)         (8,584)         (7,819)
Income taxes (benefit)                                     (142)            554            (249)
                                                      ---------       ---------       ---------

Loss before extraordinary item                          (22,085)         (9,138)         (7,570)
Extraordinary item (less applicable income taxes
      of $0)                                             (1,022)             --              --
                                                      ---------       ---------       ---------
Net loss                                                (23,107)         (9,138)         (7,570)

Preferred stock dividends                                (6,655)         (3,776)         (3,551)
Amortization of preferred stock discount                   (768)           (292)           (292)
                                                      ---------       ---------       ---------
Net loss attributable to common shareholders          $ (30,530)      $ (13,206)      $ (11,413)
                                                      =========       =========       =========

See notes to consolidated financial statements.

                             BPC Holding Corporation

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                            (In Thousands of Dollars)

                                                    Common Stock                         Preferred Stock
                                           -----------------------------     ------------------------------------


                                                                                                                     Treasury
                                           Class A    Class B    Class C     Class A       Class A-1      Class B     Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                 $  4      $  2      $    --      $11,509      $     --       $5,000      $ (22)
                                             ----      ----      -------      -------      --------       ------      ------

Net loss                                        -         -           --           --            --           --         --
Sale of stock to management                     -         -           --           --            --           --         --
Purchase treasury stock from management         -         -           --           --            --           --       (258)
Translation loss                                -         -           --           --            --           --         --
Accrued dividends on preferred stock            -         -           --           --            --           --         --
Amortization of preferred stock
discount                                        -         -           --          292            --           --         --

                                             ----      ----      -------      -------      --------       ------      ------
Balance at January 2, 1999                      4         2           --       11,801            --        5,000       (280)
                                             ----      ----      -------      -------      --------       ------      ------

Net loss                                        -         -           --           --            --           --         --
Sale of treasury stock to management            -         -           --           --            --           --         40
Purchase treasury stock from management         -         -           --           --            --           --        (16)
Translation loss                                -         -           --           --            --           --         --
Accrued dividends on preferred stock            -         -           --           --            --           --         --
Amortization of preferred stock
discount                                        -         -           --          292            --           --         --

                                             ----      ----      -------      -------      --------       ------      ------
Balance at January 1, 2000                      4         2           --       12,093            --        5,000       (256)
                                             ----      ----      -------      -------      --------       ------      ------

Net loss                                        -         -           --           --            --           --         --
Purchase treasury stock from management         -         -           --           --            --           --       (149)
Translation loss                                -         -           --           --            --           --         --
Stock-based compensation                        -         -           --           --            --           --         --
Issuance of preferred stock                     -         -           --           --        25,000           --         --
Issuance of private warrants                    -         -           --           --        (5,875)          --         --
Accrued dividends on preferred stock            -         -           --           --            --           --         --
Amortization of preferred stock
discount                                        -         -           --          293           475           --         --
                                             ----      ----      -------      -------      --------       ------      ------

Balance at December 30, 2000                 $  4      $  2      $    --      $12,386      $ 19,600       $5,000      $(405)
                                             ====      ====      =======      =======      ========       ======      ======
                                                                                    Accumulated
                                           Additional                                  Other
                                             Paid-In                    Retained   Comprehensive                 Comprehensive
                                             Capital      Warrants      Earnings   Income (Loss)      Total      Income (Loss)
-------------------------------------------------------------------------------------------------------------    -------------
Balance at December 28, 1997                $ 49,374       $3,511      $(178,353)      $  --       $(108,975)
                                            --------       ------      ---------       -----       ---------

Net loss                                          --           --         (7,570)         --          (7,570)      $ (7,570)
Sale of stock to management                       80           --             --          --              80             --
Purchase treasury stock from management           --           --             --          --            (258)            --
Translation loss                                  --           --             --         (83)            (83)           (83)
Accrued dividends on preferred stock          (3,551)          --             --          --          (3,551)            --
Amortization of preferred stock
discount                                        (292)          --             --          --              --             --

                                            --------       ------      ---------       -----       ---------       --------
Balance at January 2, 1999                    45,611        3,511       (185,923)        (83)       (120,357)      $ (7,653)
                                            --------       ------      ---------       -----       ---------       ========

Net loss                                          --           --         (9,138)         --          (9,138)      $ (9,138)
Sale of treasury stock to management              16           --             --          --              56             --
Purchase treasury stock from management           --           --             --          --             (16)            --
Translation loss                                  --           --             --        (240)           (240)          (240)
Accrued dividends on preferred stock          (3,776)          --             --          --          (3,776)            --
Amortization of preferred stock
discount                                        (292)          --             --          --              --             --
                                            --------       ------      ---------       -----       ---------       --------

Balance at January 1, 2000                    41,559        3,511       (195,061)       (323)       (133,471)      $ (9,378)
                                            --------       ------      ---------       -----       ---------       ========

Net loss                                          --           --        (23,107)         --         (23,107)      $(23,107)
Purchase treasury stock from management           --           --             --          --            (149)            --
Translation loss                                  --           --             --        (520)           (520)          (520)
Stock-based compensation                         905           --             --          --             905             --
Issuance of preferred stock                       --           --             --          --          25,000             --
Issuance of private warrants                      --        5,875             --          --              --             --
Accrued dividends on preferred stock          (6,655)          --             --          --          (6,655)            --
Amortization of preferred stock
discount                                        (768)          --             --          --              --             --
                                            --------       ------      ---------       -----       ---------       --------

Balance at December 30, 2000                $ 35,041       $9,386      $(218,168)      $(843)      $(137,997)      $(23,627)
                                            ========       ======      =========       =====       =========       ========

See notes to consolidated financial statements.

                             BPC Holding Corporation
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)

                                                                               Year Ended
                                                              ------------------------------------------
                                                              December 30,     January 1,     January 2,
                                                                  2000            2000          1999
                                                              ------------     ----------     ----------
Operating activities
Net loss                                                       $ (23,107)      $  (9,138)      $ (7,570)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
          Depreciation                                            31,569          24,580         20,690
          Non-cash interest expense                               18,047          15,567         14,824
          Amortization                                            10,579           7,215          4,139
          Non-cash compensation                                      905              --            600
          Write-off of financing fees                              1,022              --             --
          Loss on sale of property and equipment                     877           1,416          1,865
          Deferred income taxes                                     (349)              6           (709)
          Changes in operating assets and liabilities:
              Accounts receivable, net                            (1,475)           (723)         4,413
              Inventories                                          7,383          (7,746)          (252)
              Prepaid expenses and other receivables              (1,163)           (529)         1,016
              Other assets                                            --             493            (43)
              Accounts payable and accrued expenses               (8,182)          4,860         (4,842)
                                                               ---------       ---------       --------
Net cash provided by operating activities                         36,106          36,001         34,131

Investing activities
Additions to property and equipment                              (31,530)        (30,738)       (22,595)
Proceeds from disposal of property and equipment                   1,666             529          4,471
Acquisitions of businesses                                       (78,851)        (76,769)       (33,996)
                                                               ---------       ---------       --------
Net cash used for investing activities                          (108,715)       (106,978)       (52,120)

Financing activities
Proceeds from long-term borrowings                                80,032          90,435         44,044
Payments on long-term borrowings                                 (31,543)        (16,340)       (24,906)
Purchase of treasury stock from management                          (149)            (16)          (258)
Proceeds from issuance of preferred stock and warrants            25,000              --             --
Proceeds from issuance of treasury stock                              --              56             --
Proceeds from issuance of common stock                                --              --             80
Debt issuance costs                                               (1,303)         (3,000)        (1,341)
                                                               ---------       ---------       --------
Net cash provided by financing activities                         72,037          71,135         17,619
Effect of exchange rate changes on cash                               80              70             --
                                                               ---------       ---------       --------
Net increase (decrease) in cash and cash equivalents                (492)            228           (370)
Cash and cash equivalents at beginning of year                     2,546           2,318          2,688
                                                               ---------       ---------       --------

Cash and cash equivalents at end of year                       $   2,054       $   2,546       $  2,318
                                                               =========       =========       ========

See notes to consolidated financial statements.

                             BPC Holding Corporation

                   Notes to Consolidated Financial Statements
              (In thousands of dollars, except as otherwise noted)

Note 1. Organization

BPC Holding Corporation ("Holding"), through its subsidiary Berry Plastics Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation ("Berry Iowa"), Berry Tri-Plas Corporation ("Berry Tri-Plas"), Berry Sterling Corporation ("Berry Sterling"), Aerocon, Inc., PackerWare Corporation ("PackerWare"), Berry Plastics Design Corporation ("Berry Design"), Venture Packaging, Inc. ("Venture Packaging") and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited ("Berry UK") and its subsidiary Norwich Acquisition Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc. ("Cardinal"), Berry Plastics Acquisition Corporation II, Poly-Seal Corporation, Berry Plastics Acquisition Corporation III, and CBP Holdings, S.r.l. and its subsidiaries Capsol S.p.a. and Ociesse S.r.l. manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio; Baltimore, Maryland, and Milan, Italy.

In October 1998, the Company acquired a facility in Arlington Heights, Illinois in connection with assets purchased from the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. In 1999, the Company closed the Arlington Heights facility. In connection with the acquisition of CPI Holding Corporation in July 1999, the Company also acquired manufacturing facilities in Ontario, California and Minneapolis, Minnesota. The Ontario facility was closed in 1999, and all production was removed from the Minneapolis facility in 2000. Also in 2000, the Company closed its manufacturing facility in York, Pennsylvania. The business from these closed locations are distributed throughout Berry's facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2000," "1999," and "1998," relate to the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

Note 2. Summary of Significant Accounting Policies

Consolidation and Business

The consolidated financial statements include the accounts of Holding and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly owned subsidiaries, operates in three primary divisions: open-top containers, aerosol overcaps and closures, and drink cups and housewares. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $94.7 million in 2000. Dow Chemical Corporation is the principal supplier (approximately 33%) of the Company's total resin material requirements. The Company also uses other suppliers such as Union Carbide, Chevron, ExxonMobil, Nova and Equistar to meet its resin requirements. The Company does not anticipate any material difficulty in obtaining an uninterrupted supply of raw materials at competitive prices in the near future. However, should a significant shortage of the supply of resin occur, changes in both the price and availability of the principal raw material used in the manufacture of the Company's products could occur and result in financial disruption to the Company.

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

Covenants not to compete are being amortized using the straight-line method over the respective lives of the agreements ranging from one to five years.

The costs in excess of net assets acquired represent the excess purchase price over the fair value of the net assets acquired in the original acquisition of Berry Plastics and subsequent acquisitions. These costs are being amortized using the straight-line method over a range of 15 to 20 years.

Holding periodically evaluates the value of intangible assets to determine if impairment has occurred. This evaluation is based on various analyses including reviewing anticipated cash flows.

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

Reclassifications

Certain amounts on the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

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

Note 3. Acquisitions

On July 2, 1998, NIM Holdings, a newly-formed, wholly-owned subsidiary of Berry, acquired all of the capital stock of Norwich Moulders of Norwich, England for aggregate consideration of approximately $14.0 million. The purchase was primarily financed through the senior credit facility. The operations of Norwich Moulders are included in Berry's operations since the acquisition date using the purchase method of accounting.

On October 16, 1998, Knight Plastics, Inc. ("Knight"), a newly formed wholly-owned subsidiary of Berry, acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc. for aggregate consideration of approximately $18.0 million. The purchase was financed through the senior credit facility's revolving line of credit. The operations of Knight are included in Berry's operations since the acquisition date using the purchase method of accounting.

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

On May 9, 2000, Berry acquired all of the outstanding capital stock of Poly-Seal Corporation ("Poly-Seal") for aggregate consideration of approximately $58.0 million. The purchase was financed through the issuance by Holding of $25.0 million of 14% preferred stock and warrants and additional borrowings under the senior credit facility. The operations of Poly-Seal are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

On October 4, 2000, Berry, through its newly-formed, wholly owned Italian subsidiary CBP Holdings S.r.l. ("Capsol"), acquired all of the outstanding capital stock of Capsol S.p.a., headquartered in Cornate d'Adda, near Milan, Italy and the whole quota capital of a related company, Ociesse S.r.l., for aggregate consideration of approximately $14.0 million. The purchase was financed through borrowings under the senior credit facility. The operations of Capsol are included in Berry's operations since the acquisition date using the purchase method of accounting. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Cardinal, Poly-Seal and Capsol acquisitions occurred at the beginning of each fiscal year presented.

                                                              Year Ended
                                                    ----------------------------
                                                    December 30,      January 1,
                                                        2000             2000
                                                    ------------      ----------
Pro forma net sales                                  $ 433,153        $ 418,749
Pro forma loss before extraordinary item               (26,465)         (14,147)
Pro forma net loss                                     (27,487)         (14,147)


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

Note 4. Intangible Assets

Intangible assets consist of the following:

                                                   December 30,       January 1,
                                                       2000              2000
                                                   ------------       ----------
Deferred financing and origination fees             $  19,621         $  18,924
Covenants not to compete                                9,997             7,745
Excess of cost over net assets acquired               131,775            96,104
Accumulated amortization                              (32,903)          (19,865)
                                                    ---------         ---------
                                                    $ 128,490         $ 102,908
                                                    =========         =========

Excess of cost over net assets acquired increased primarily due to the acquisitions of Poly-Seal and Capsol to the extent the purchase price exceeded the fair value of the net assets acquired.

Note 5. Long-Term Debt

Long-term debt consists of the following:

                                                      December 30,    January 1,
                                                          2000           2000
                                                      ------------    ----------
Holding 12.50% Senior Secured Notes                     $127,282       $111,956
Berry 12.25% Senior Subordinated Notes                   125,000        125,000
Berry 11% Senior Subordinated Notes                       75,000         75,000
Term loans                                                75,607         55,221
Revolving lines of credit                                 35,447         31,649
Second Lien Senior Credit Facility                        25,000             --
Nevada Industrial Revenue Bonds                            3,500          4,000
Capital leases                                             1,435            479
Debt premium, net                                            535            684
                                                        --------       --------
                                                         468,806        403,989
Less current portion of long-term debt                    23,232         21,109
                                                        --------       --------
                                                        $445,574       $382,880
                                                        ========       ========

Holding 12.50% Senior Secured Notes

On June 18, 1996, Holding, as part of a recapitalization (see Note 9), issued 12.50% Senior Secured Notes due 2006 (the "1996 Offering") for net proceeds, after expenses, of approximately $100.2 million (or $64.6 million after deducting the amount of such net proceeds used to purchase marketable securities available for payment of interest on the notes). These notes were exchanged in October 1996 for the 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes"). Interest is payable semi-annually on June 15 and December 15 of each year. In addition, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding has issued an additional approximately $22.3 million ($15.3 million in 2000) aggregate principal amount of 1996 Notes in satisfaction of its interest obligation.

The 1996 Notes rank senior in right of payment to all existing and future subordinated indebtedness of Holding, including Holding's subordinated guarantee of all of Berry's Senior Subordinated Notes and pari passu in right of payment with all senior indebtedness of Holding. The 1996 Notes are effectively subordinated to all existing and future senior indebtedness of Berry, including borrowings under the senior credit facility, second lien senior credit facility, and the Nevada Industrial Revenue Bonds.

Berry 12.25% Senior Subordinated Notes

On April 21, 1994, Berry completed an offering of 100,000 units consisting of $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes, due 2004 (the "1994 Notes") and 100,000 warrants to purchase 1.13237 shares of Class A Common Stock, $.00005 par value (collectively the "1994 Transaction"), of Holding. The net proceeds to Berry from the sale of the 1994 Notes, after expenses, were $93.0 million. On August 24, 1998, Berry completed an additional offering of $25.0 million aggregate principal amount of 12.25% Series B Senior Subordinated Notes due 2004 (the "1998 Notes"). The net proceeds to Berry from the sale of the 1998 Notes, after expenses, were $25.2 million. The 1994 Notes and 1998 Notes mature on April 15, 2004 and interest is payable semi-annually on October 15 and April 15 of each year and commenced on October 15, 1994 and October 15, 1998 for the 1994 Notes and 1998 Notes, respectively. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes and 1998 Notes. There are no nonguarantor subsidiaries. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes thy would not be material to investors.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 1994 Notes and 1998 Notes. The 1994 Notes and 1998 Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 104.083% in 2001 to 100% in 2002 and thereafter. Upon a change in control, as defined in the indenture entered into in connection with the 1994 Transaction (the "1994 Indenture") and the 1998 Transaction ("1998 Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest.

The 1994 Notes and 1998 Notes rank pari passu with or senior in right of payment to all existing and future subordinated indebtedness of Berry. The notes rank junior in right of payment to all existing and future senior indebtedness of Berry, including borrowings under the senior credit facility, second lien senior credit facility, and the Nevada Industrial Revenue Bonds.

The 1994 Indenture and 1998 Indenture contains certain covenants which, among other things, limit Berry and its subsidiaries' ability to incur debt, merge or consolidate, sell, lease or transfer assets, make dividend payments and engage in transactions with affiliates.

Berry 11% Senior Subordinated Notes

On July 6, 1999, Berry completed an offering of $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes, due 2007 (the "1999 Notes"). The net proceeds to Berry from the sale of the 1999 Notes, after expenses, were $72.0 million. The 1999 Notes mature on July 15, 2007 and interest is payable semi-annually on January 15 and July 15 of each year and commenced on January 15, 2000. Holding and all of Berry's subsidiaries fully, jointly, and severally, and unconditionally guarantee on a senior subordinated basis the 1999 Notes. There are no nonguarantor subsidiaries.

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

Credit Facility

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). The Financing Agreement amended the prior agreement as additional funds were made available in connection with the acquisition of Poly-Seal. The amendment resulted in an extraordinary charge in fiscal 2000 of $1.0 million of deferred financing and origination costs associated with the Financing Agreement and the prior financing agreement. As of December 30, 2000, the Credit Facility provides the Company with (i) a $70.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.4 million (using the December 30, 2000 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $72.1 million term loan facility, (iv) a $3.5 million (using the December 30, 2000 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and (v) a $4.2 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. At December 30, 2000, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $25.1 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

CBP Holdings, S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $12.7 million (using the December 30, 2000 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the December 30, 2000 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver.

The Credit Facility matures on January 21, 2002 unless previously terminated by the Company or by the lenders upon an Event of Default as defined in the Financing Agreement. The term loan facility requires periodic payments, varying in amount, through the maturity of the facility. Interest on borrowings under the Credit Facility is based on either (i) the lender's base rate (which is the higher of the lender's prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 0.0% to 0.75% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 2.0% to 2.75%, at the Company's option (8.9% at December 30, 2000 and 8.1% at January 1, 2000). Following receipt of the quarterly financial statements, the agent under the Credit Facility shall change the applicable interest rate margin on loans (other than under the UK Revolver and UK Term Loan) once per quarter to a specified margin determined by the ratio of funded debt to EBITDA of the Company and its subsidiaries. Notwithstanding the foregoing, interest on borrowings under the UK Revolver and the UK Term Loan is based on sterling LIBOR (adjusted for reserves) plus 2.5%. Interest on borrowings under the Italy Revolver and the Italy Working Capital Line is based on EURIBOR plus 2.0%.

The Credit Facility contains various covenants that include, among other things:
(i) maintenance of certain financial ratios and compliance with certain financial tests and limitations, (ii) limitations on the issuance of additional indebtedness and (iii) limitations on capital expenditures.

Second Lien Senior Credit Facility

On July 17, 2000, Berry obtained a second lien senior credit facility from General Electric Capital Corporation for an aggregate principal amount of $25.0 million (the "Second Lien Senior Facility"), resulting in net proceeds of $24.3 million after fees and expenses. The proceeds were utilized to reduce amounts then outstanding under the US Revolver. The indebtedness is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in Italy). The Second Lien Senior Facility is secured by a second priority lien on substantially the same collateral as the collateral for the Credit Facility.

The $25.0 million principal amount is due upon the Second Lien Senior Facility's maturity on July 1, 2002. Interest is based on either (i) the lender's base rate (which is the higher of the prime rate and the federal funds rate plus 0.5%) plus an applicable margin of 3.0% or (ii) eurodollar LIBOR (adjusted for reserves) plus an applicable margin of 4.5%, at the Company's option (11.1% at December 30, 2000). The covenants under the Second Lien Senior Facility are substantially the same as those in the Credit Facility.

Nevada Industrial Revenue Bonds

The Nevada Industrial Revenue Bonds bear interest at a variable rate (5.0% at December 30, 2000 and 5.7% at January 1, 2000), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued by Bank of America under the Credit Facility and mature in April 2007.

Other

Future maturities of long-term debt are as follows: 2001, $23,232; 2002, $113,917; 2003, $575; 2004, $125,640; 2005, $500 and $204,407 thereafter.

Interest paid was $32,836, $29,759, and $33,236 for 2000, 1999, and 1998,
respectively. Interest capitalized was $1,707, $1,447, and $777 for 2000, 1999, and 1998, respectively.

Note 6. Lease and Other Commitments

Certain property and equipment are leased using capital and operating leases. Capitalized lease property consisted of manufacturing equipment with a cost of $3,589 and $993 and related accumulated amortization of $1,483 and $169 at December 30, 2000, and January 1, 2000, respectively. Capital lease amortization is included in depreciation expense. Total rental expense for operating leases was approximately $9,183, $7,282, and $5,414 for 2000, 1999, and 1998,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                       At December 30, 2000
                                                --------------------------------
                                                Capital Leases  Operating Leases
                                                --------------  ----------------

2001                                               $    553         $10,482
2002                                                    459           8,740
2003                                                    309           6,821
2004                                                    213           5,645
2005                                                     --           4,060
Thereafter                                               --           9,119
                                                   --------         -------
                                                      1,534         $44,867
                                                                    =======
Less: amount representing interest                      (99)
                                                   --------
Present value of net minimum lease payments        $  1,435
                                                   ========


Note 7. Income Taxes

For financial reporting purposes, income (loss) before income taxes and extraordinary item, by tax jurisdiction, is comprised of the following:

                                 December 30,       January 1,        January 2,
                                     2000              2000              1999
                                 ------------       ----------        ----------
United States                     $(18,506)          $(8,105)          $(8,444)
Foreign                             (3,721)             (479)              595
                                  --------           -------           -------
                                  $(22,227)          $(8,584)          $(7,819)
                                  ========           =======           =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets at December 30, 2000 and January 1, 2000 are as follows:

                                                             December 30,    January 1,
                                                                 2000            2000
                                                             ------------    ----------
Deferred tax assets:
     Allowance for doubtful accounts                           $    565       $    529
     Inventory                                                    1,481          1,047
     Compensation and benefit accruals                            2,412          1,508
     Insurance reserves                                             628            415
     Net operating loss carryforwards                            17,214         11,943
     Alternative minimum tax (AMT) credit carryforwards           3,055          3,055
                                                               --------       --------
          Total deferred tax assets                              25,355         18,497
     Valuation allowance                                         (6,607)        (3,572)
                                                               --------       --------
          Deferred tax assets, net of valuation allowance        18,748         14,925
Deferred tax liabilities:
        Depreciation and amortization                            19,239         15,428
                                                               --------       --------
Net deferred tax liability                                         (491)      $   (503)
                                                               ========       ========

Income tax expense (benefit) consists of the following:

                                 December 30,       January 1,        January 2,
                                     2000              2000              1999
                                 ------------       ----------        ----------
Current
 Federal                            $  --              $ --             $(493)
 Foreign                               --                80               152
 State                                207               468                92
Deferred
 Federal                               --                --                --
 Foreign                             (349)                6                --
 State                                 --                --                --
                                    -----              ----             -----
Income tax expense (benefit)         (142)             $554             $(249)
                                    =====              ====             =====


Holding has unused operating loss carryforwards of approximately $44.0 million for federal and state income tax purposes which begin to expire in 2010. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes.

Income taxes paid during 2000, 1999, and 1998 approximated $329, $860, and $526, respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:

                                                                         Year Ended
                                                           ---------------------------------------
                                                           December 30,   January 1,    January 2,
                                                               2000          2000          1999
                                                           ------------   ----------    ----------
Income tax expense (benefit) computed at statutory rate      $(7,557)      $(2,919)      $(2,658)
State income tax expense, net of federal benefit                (403)          309            90
Amortization of goodwill                                       2,262         1,292           339
Expenses not deductible for income tax purposes                  119           248           432
Change in valuation allowance                                  5,340         1,773         1,677
Other                                                             97          (149)         (129)
                                                             -------       -------       -------
Income tax expense (benefit)                                 $  (142)      $   554       $  (249)
                                                             =======       =======       =======

Note 8. Employee Retirement Plans

Berry sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $1,301, $1,057, and $933 for 2000, 1999, and 1998, respectively.

Note 9. Stockholders' Equity

Common Stock

On June 18, 1996, Holding consummated the transaction described below (the "1996 Transaction"). BPC Mergerco, Inc. ("Mergerco"), a wholly owned subsidiary of Holding, was organized by Atlantic Equity Partners International II, L.P. ("International"), J.P. Morgan Partners (SBIC), LLC (formerly known as Chase Venture Capital Associates, L.P.) ("JPMP(SBIC)"), and certain other institutional investors to effect the acquisition of a majority of the outstanding capital stock of Holding. Pursuant to the terms of a Common Stock Purchase Agreement dated as of June 12, 1996 each of International, JPMP(SBIC) and certain other equity investors (collectively the "Common Stock Purchasers") subscribed for shares of common stock of Mergerco. In addition, pursuant to the terms of a Preferred Stock Purchase Agreement dated as of June 12, 1996 (the "Preferred Stock Purchase Agreement"), JPMP(SBIC) and an additional institutional investor (the "Preferred Stock Purchasers") purchased shares of preferred stock of Mergerco (the "Preferred Stock") and warrants (the "1996 Warrants") to purchase shares of common stock of Mergerco. Immediately after the purchase of the common stock, the preferred stock and the 1996 Warrants of Mergerco, Mergerco merged (the "Merger") with and into Holding, with Holding being the surviving corporation. Upon the consummation of the Merger: each share of the Class A Common Stock, $.00005 par value, and Class B Common Stock, $.00005 par value, of Holding and certain privately-held warrants exercisable for such Class A and Class B Common Stock were converted into the right to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the nominal exercise price therefor, and all other classes of common stock of Holding, a majority of which was held by certain members of management, were converted into shares of common stock of the surviving corporation. In addition, upon the consummation of the Merger, the holders of the warrants (the "1994 Warrants") to purchase capital stock of Holding that were issued in connection with the 1994 Transaction became entitled to receive cash equal to the purchase price per share for the common stock into which such warrants were exercisable less the amount of the exercise price therefor. The Company's common stock shareholders who held common stock immediately preceding the 1996 Transaction retained 78% of the common stock.

The authorized capital stock of Holding consists of 4,700,000 shares of capital stock, including 2,500,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"). Of the 2,500,000 shares of Holding Common Stock, 500,000 shares are designated Class A Voting Common Stock (the "Class A Voting Stock"), 500,000 shares are designated Class A Nonvoting Common Stock (the "Class A Nonvoting Stock"), 500,000 shares are designated Class B Voting Common Stock (the "Class B Voting Stock"), 500,000 shares are designated Class B Nonvoting Common Stock (the "Class B Nonvoting Stock"), and 500,000 shares are designated Class C Nonvoting Common Stock (the "Class C Nonvoting Stock").

Preferred Stock And Warrants

In June 1996, for aggregate consideration of $15.0 million, Holding issued units (the "Units") comprised of Series A Senior Cumulative Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock"), and detachable warrants to purchase shares of Class B Common Stock (voting and non-voting) constituting 6% of the issued and outstanding Common Stock of all classes, determined on a fully-diluted basis (the "Warrants").

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

The Preferred Stock ranks prior to all other classes of stock of Holding upon liquidation and is entitled to receive, out of assets available for distribution, cash in the aggregate amount of $15.0 million, plus all accrued and unpaid dividends thereon. Subject to the terms of the 1996 Indenture, on any Dividend Payment Date, Holding has the option of exchanging the Preferred Stock, in whole but not in part, for Senior Subordinated Exchange Notes, at the rate of $25 in principal amount of notes for each $25 of liquidation preference of Preferred Stock held; provided, however, that no shares of Preferred Stock may be exchanged for so long as any shares of Preferred Stock are held by JPMP(SBIC) or its affiliates. Upon such exchange, Holding will be required to pay in cash all accrued and unpaid dividends.

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

In connection with the Poly-Seal acquisition, Holding issued 1,000,000 shares of Series A-1 Preferred Stock to JPMP(SBIC) and The Northwestern Mutual Life Insurance Company (collectively, the "Purchasers"). The Series A-1 Preferred Stock has a stated value of $25 per share, and dividends accrue at a rate of 14% per annum and will accumulate until declared and paid. The Series A-1 Preferred Stock ranks pari-passu to the Series A Preferred Stock and prior to all other capital stock of Holding. In addition, Warrants to purchase an aggregate of 25,997 shares of Class B Non-Voting Common Stock at $0.01 per share were issued to the Purchasers.

Stock Option Plan

Pursuant to the provisions of the BPC Holding Corporation 1996 Stock Option Plan (the "Option Plan") as amended, whereby 76,620 shares have been reserved for future issuance, Holding has granted options to certain officers and key employees to acquire shares of Class B Nonvoting Common Stock. These options are subject to various agreements, which among other things, set forth the class of stock, option price and performance thresholds to determine exercisability and vesting requirements. The Option Plan expires October 3, 2003 or such earlier date on which the Board of Directors of Holding, in its sole discretion, determines. Option prices range from $100 to $226 per share. Options granted under the Option Plan typically expire after seven years and vest over a five-year period with half of each person's award based on continued employment and half based on the Company achieving financial performance targets.

Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans. Statement 123 provides that companies may elect to continue using existing accounting requirements for stock-based awards or may adopt a new fair value method to determine their intrinsic value. Holding has elected to continue following Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees ("APB 25") to account for its employee stock options. Under APB 25, because the exercise price of Holding's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the grant date.

Information related to the Option Plan is as follows:

                                          December 30, 2000           January 1, 2000            January 2, 1999
                                        ---------------------      ---------------------      --------------------
                                                     Weighted                   Weighted                  Weighted
                                        Number        Average      Number        Average      Number       Average
                                          Of         Exercise        Of         Exercise        Of        Exercise
                                        Shares         Price       Shares        Price        Shares       Price
                                        ---------------------      ---------------------      --------------------
Options outstanding, beginning of
    year                                51,479          107        50,729       $ 105          47,708       $101
Options granted                         16,225          226         1,500         170          11,005        122
Options exercised                           --           --            --          --              --         --
Options canceled                        (6,930)         158          (750)        115          (7,984)       100
                                        ------                     ------                      ------
Options outstanding, end of year        60,774          132        51,479         107          50,729        105
                                        ======                     ======                      ======

Option price range at end of year             $100 - $226               $100 - $170                $100 - $122
Options exercisable at end of year               34,641                    30,091                     25,191
Options available for grant at year
    end                                          15,846                      141                        891
Weighted average fair value of
    options granted during year                   $226                      $170                       $122

The following table summarizes information about the options outstanding at December 30, 2000:

                                                                                    Weighted
     Range of                                           Weighted Average            Average                   Number
     Exercise            Number Outstanding          Remaining Contractual          Exercise              Exercisable at
      Prices            At December 30, 2000                 Life                    Price               December 30, 2000
--------------------------------------------------------------------------------------------------------------------------
    $100 - $122                45,649                       2 years                   $103                    32,978
    $170 - $226                15,125                       6 years                   $216                     1,663

Disclosure of pro forma financial information is required by Statement 123 as if Holding had accounted for its employee stock options using the fair value method as defined by the Statement. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                                        Year Ended
                                          --------------------------------------
                                          December 30,   January 1,   January 2,
                                              2000          2000         1999
                                          ------------   ----------   ----------

Risk-free interest rate                     6.5%         7.0%         6.4%
Dividend yield                              0.0%         0.0%         0.0%
Volatility factor                           .20          .19          .20
Expected option life                        6.5 years    5.0 years    5.0 years


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

                                                       Year Ended
                                  ----------------------------------------------
                                  December 30,       January 1,       January 2,
                                      2000              2000            1999
                                  ------------       ----------       ----------

Pro forma net loss                  $(22,492)         $(9,400)         $(7,798)

Stockholders Agreements

Holding entered into a stockholders agreement (the "Stockholders Agreement") dated as of June 18, 1996, as amended with the Common Stock Purchasers, certain management stockholders and, for limited purposes thereunder, the Preferred Stock Purchasers. The Stockholders Agreement grants certain rights including, but not limited to, designation of members of Holding's Board of Directors, the initiation of an initial public offering of equity securities of the Company or a sale of Holding. The agreement also restricts certain transfers of Holding's equity.

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

Note 10. Related Party Transactions

First Atlantic Capital, Ltd. ("First Atlantic") is engaged by International to provide certain financial and management consulting services for which it receives annual fees. The Company is party to a management agreement (the "Management Agreement") with First Atlantic. Pursuant to the Management Agreement, First Atlantic received advisory fees of approximately $140, $180, $690, and $580 in July 1998, October 1998, July 1999 and May 2000, respectively, for originating, structuring and negotiating the acquisitions of Berry UK, Knight, Cardinal, and Poly-Seal, respectively.

In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $821, $792 and $835 for fiscal 2000, 1999, and 1998, respectively.

Note 11. Fair Value of Financial Instruments Information

Holding's and the Company's financial instruments generally consist of cash and cash equivalents and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at December 30, 2000, except for the 1994 Notes, 1996 Notes, 1998 Notes and 1999 Notes for which the fair value was below the carrying value by approximately $15.7 million, $56.6 million, $4.8 million and $21.0 million, respectively.

Note 12. Operating Segments

The Company has three reportable segments: containers, overcaps and closures, and drink cups and housewares products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) stock option accounting,
(ii) other non-recurring or "one-time" expenses, and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                     Year Ended
                                                    -------------------------------------------
                                                    December 30,     January 1,      January 2,
                                                        2000            2000            1999
                                                    ------------     ----------      ----------
Net sales:
  Containers                                         $ 231,209       $ 188,696       $ 154,048
  Overcaps and closures                                112,202          81,035          56,362
  Drink cups and housewares                             64,677          59,103          61,420
Adjusted EBITDA:
  Containers                                            47,578          41,303          32,742
  Overcaps and closures                                 23,646          20,476          17,226
  Drink cups and housewares                              9,167           9,762           9,796
Total assets:
  Containers                                           189,129         147,931         133,667
  Overcaps and closures                                178,768         133,230          76,076
  Drink cups and housewares                             45,225          59,646          45,574

Reconciliation of Adjusted EBITDA to loss
   before income taxes:
     Adjusted EBITDA for reportable segments         $  80,391       $  71,541       $  59,764
     Net interest expense                              (51,457)        (40,817)        (34,556)
     Depreciation                                      (31,569)        (24,580)        (20,690)
     Amortization                                      (10,579)         (7,215)         (4,139)
     Loss on disposal of property and equipment           (877)         (1,416)         (1,865)
     One-time expenses                                  (6,804)         (5,224)         (4,861)
     Stock option accounting                              (459)             --            (600)
     Management fees                                      (873)           (873)           (872)
                                                     ---------       ---------       ---------
     Loss before income taxes and extraordinary
      item                                           $ (22,227)      $  (8,584)      $  (7,819)
                                                     =========       =========       =========

One time-expenses represent non-recurring expenses that relate to recently acquired businesses, plant consolidations, and litigation associated with a drink cup patent.

Note 13. Condensed Consolidating Financial Information (In thousands)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 1994 Notes, 1998 Notes, and 1999 Notes issued by Berry. There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 1996 Notes are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at December 30, 2000 and January 1, 2000 and for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999. The equity method has been used with respect to investments in subsidiaries.

                                                                       December 30, 2000
                                           --------------------------------------------------------------------------
                                           BPC Holding   Berry Plastics    Combined
                                           Corporation    Corporation     Guarantor      Consolidating
                                             (Parent)       (Issuer)     Subsidiaries     Adjustments    Consolidated
                                             --------       --------     ------------     -----------    ------------
Consolidating Balance Sheets
Current assets                              $     220       $ 32,290       $  72,192       $      --       $ 104,702
Net property and equipment                         --         55,221         124,583              --         179,804
Other noncurrent assets                         8,226        267,840         113,455        (260,905)        128,616
                                            ---------       --------       ---------       ---------       ---------
Total assets                                $   8,446       $355,351       $ 310,230       $(260,905)      $ 413,122
                                            =========       ========       =========       =========       =========

Current liabilities                         $     661       $ 50,968       $  32,603       $      --       $  84,232
Noncurrent liabilities                        144,938        299,694         312,691        (290,436)        466,887
Equity (deficit)                             (137,153)         4,689         (35,064)         29,531        (137,997)
                                            ---------       --------       ---------       ---------       ---------
Total liabilities and equity (deficit)      $   8,446       $355,351       $ 310,230       $(260,905)      $ 413,122
                                            =========       ========       =========       =========       =========
                                                                       January 1, 2000
                                           --------------------------------------------------------------------------
                                           BPC Holding   Berry Plastics    Combined
                                           Corporation    Corporation      Guarantor    Consolidating
                                             (Parent)       (Issuer)      Subsidiaries    Adjustments    Consolidated
                                             --------       --------      ------------    -----------    ------------
Consolidating Balance Sheets
Current assets                              $     703       $  37,296       $ 50,873       $      --       $  88,872
Net property and equipment                         --          53,452         93,340              --         146,792
Other noncurrent assets                        (9,861)        204,656         88,539        (178,191)        105,143
                                            ---------       ---------       --------       ---------       ---------
Total assets                                $  (9,158)      $ 295,404       $232,752       $(178,191)      $ 340,807
                                            =========       =========       ========       =========       =========

Current liabilities                         $   1,033       $  50,983       $ 26,329       $      --       $  78,345
Noncurrent liabilities                        122,957         265,862        198,172        (191,058)        395,933
Equity (deficit)                             (133,148)        (21,441)         8,251          12,867        (133,471)
                                            ---------       ---------       --------       ---------       ---------
Total liabilities and equity (deficit)      $  (9,158)      $ 295,404       $232,752       $(178,191)      $ 340,807
                                            =========       =========       ========       =========       =========

                                                                             Year Ended
                                           -----------------------------------------------------------------------------
                                                                          December 30, 2000
                                           -----------------------------------------------------------------------------
                                           BPC Holding    Berry Plastics      Combined
                                           Corporation     Corporation        Guarantor     Consolidating
                                             (Parent)        (Issuer)        Subsidiarie     Adjustments    Consolidated
                                             --------        --------        -----------     -----------    ------------
Consolidating Statements of Operations
Net sales                                   $      --       $ 158,055         $ 250,033       $      --       $ 408,088
Cost of goods sold                                 --         108,739           203,380              --         312,119
                                            ---------       ---------         ---------       ---------       ---------
Gross margin                                       --          49,316            46,653              --          95,969
Operating expenses                                616          23,303            41,943              --          65,862
                                            ---------       ---------         ---------       ---------       ---------
Operating income                                 (616)         26,013             4,710              --          30,107
Other expenses                                     --             258               619              --             877
Interest expense                               16,025          11,221            24,211              --          51,457
Income taxes (benefit)                             18             168              (328)             --            (142)
Extraordinary item                                 --           1,022                --              --           1,022
Equity in net (income) loss
   from subsidiary                              6,448          19,792                --         (26,240)             --
                                            ---------       ---------         ---------       ---------       ---------
Net income (loss)                           $ (23,107)      $  (6,448)        $ (19,792)      $  26,240       $ (23,107)
                                            =========       =========         =========       =========       =========

Consolidating Statements of Cash Flows
Net income (loss)                           $ (23,107)      $  (6,448)        $ (19,792)      $  26,240       $ (23,107)
Non-cash expenses                              16,958          13,332            32,360              --          62,650
Equity in net (income) loss
   from subsidiary                              6,448          19,792                --         (26,240)             --
Changes in working capital                       (646)          2,931            (5,722)             --          (3,437)
                                            ---------       ---------         ---------       ---------       ---------
Net cash provided by (used
   for) operating activities                     (347)         29,607             6,846              --          36,106
Net cash used for investing
   activities                                      --         (78,328)          (30,387)             --        (108,715)
Net cash provided by (used
   for) financing activities                     (136)         48,307            23,866              --          72,037
Effect on exchange rate
   changes on cash                                 --              80                --              --              80
                                            ---------       ---------         ---------       ---------       ---------
Net increase (decrease) in
   cash and cash equivalents                     (483)           (334)              325              --            (492)
Cash and cash equivalents at
   beginning of year                              703             976               867              --           2,546
                                            ---------       ---------         ---------       ---------       ---------
Cash and cash equivalents at
   end of year                              $     220       $     642         $   1,192       $      --       $   2,054
                                            =========       =========         =========       =========       =========
                                                                              Year Ended
                                           -----------------------------------------------------------------------------
                                                                           January 1, 2000
                                           -----------------------------------------------------------------------------
                                           BPC Holding    Berry Plastics      Combined
                                           Corporation     Corporation        Guarantor     Consolidating
                                             (Parent)        (Issuer)        Subsidiarie     Adjustments    Consolidated
                                             --------        --------        -----------     -----------    ------------
Consolidating Statements of Operations
Net sales                                   $      --       $ 149,901         $ 178,933       $      --       $ 328,834
Cost of goods sold                                 --          98,950           142,117              --         241,067
                                            ---------       ---------         ---------       ---------       ---------
Gross margin                                       --          50,951            36,816              --          87,767
Operating expenses                                 70          23,638            30,410              --          54,118
                                            ---------       ---------         ---------       ---------       ---------
Operating income                                  (70)         27,313             6,406              --          33,649
Other expenses                                     --              21             1,395              --           1,416
Interest expense                               13,845           8,389            18,583              --          40,817
Income taxes (benefit)                             18             425               111              --             554
Extraordinary item                                 --              --                --              --              --
Equity in net (income) loss
   from subsidiary                             (4,795)         13,683                --          (8,888)             --
                                            ---------       ---------         ---------       ---------       ---------
Net income (loss)                           $  (9,138)      $   4,795         $ (13,683)      $   8,888       $  (9,138)
                                            =========       =========         =========       =========       =========

Consolidating Statements of Cash Flows
Net income (loss)                           $  (9,138)      $   4,795         $ (13,683)      $   8,888       $  (9,138)
Non-cash expenses                              14,135          10,663            23,986              --          48,784
Equity in net (income) loss
   from subsidiary                             (4,795)         13,683                --          (8,888)             --
Changes in working capital                       (161)             90            (3,574)             --          (3,645)
                                            ---------       ---------         ---------       ---------       ---------
Net cash provided by (used
   for) operating activities                       41          29,231             6,729              --          36,001
Net cash used for investing
   activities                                      --         (91,918)          (15,060)             --        (106,978)
Net cash provided by (used
   for) financing activities                       40          63,207             7,888              --          71,135
Effect on exchange rate
   changes on cash                                 --              70                --              --              70
                                            ---------       ---------         ---------       ---------       ---------
Net increase (decrease) in
   cash and cash equivalents                       81             590              (443)             --             228
Cash and cash equivalents at
   beginning of year                              622             386             1,310              --           2,318
                                            ---------       ---------         ---------       ---------       ---------
Cash and cash equivalents at
   end of year                              $     703       $     976         $     867       $      --       $   2,546
                                            =========       =========         =========       =========       =========
                                                                            Year Ended
                                          ------------------------------------------------------------------------------
                                                                         January 2, 1999
                                          ------------------------------------------------------------------------------
                                          BPC Holding    Berry Plastics      Combined
                                          Corporation     Corporation        Guarantor     Consolidating
                                            (Parent)        (Issuer)        Subsidiarie     Adjustments    Consolidated
                                            --------        --------        -----------     -----------    ------------
Consolidating Statements of Operations
Net sales                                  $      --       $ 140,856         $ 130,974       $      --       $ 271,830
Cost of goods sold                                --          91,763           107,464              --         199,227
                                           ---------       ---------         ---------       ---------       ---------
Gross margin                                      --          49,093            23,510              --          72,603
Operating expenses                               748          22,401            20,852              --          44,001
                                           ---------       ---------         ---------       ---------       ---------
Operating income                                (748)         26,692             2,658              --          28,602
Other expenses                                    --             390             1,475              --           1,865
Interest expense                              12,721          12,060             9,775              --          34,556
Income taxes (benefit)                            --            (249)               --              --            (249)
Extraordinary item                                --              --                --              --              --
Equity in net (income) loss
   from subsidiary                            (5,899)          8,592                --          (2,693)             --
                                           ---------       ---------         ---------       ---------       ---------
Net income (loss)                          $  (7,570)      $   5,899         $  (8,592)      $   2,693       $  (7,570)
                                           =========       =========         =========       =========       =========

Consolidating Statements of Cash Flows
Net income (loss)                          $  (7,570)      $   5,899         $  (8,592)      $   2,693       $  (7,570)
Non-cash expenses                             14,157          10,117            17,135              --          41,409
Equity in net (income) loss
   from subsidiary                            (5,899)          8,592                --          (2,693)             --
Changes in working capital                      (596)          1,107              (219)             --             292
                                           ---------       ---------         ---------       ---------       ---------
Net cash provided by (used
   for) operating activities                      92          25,715             8,324              --          34,131
Net cash used for investing
   activities                                     --         (37,012)          (15,108)             --         (52,120)
Net cash provided by (used
   for) financing activities                    (178)         10,733             7,064              --          17,619
Effect on exchange rate
   changes on cash                                --              --                --              --              --
                                           ---------       ---------         ---------       ---------       ---------
Net increase (decrease) in
   cash and cash equivalents                     (86)           (564)              280              --            (370)
Cash and cash equivalents at
   beginning of year                             708             950             1,030              --           2,688
                                           ---------       ---------         ---------       ---------       ---------
Cash and cash equivalents at
   end of year                             $     622       $     386         $   1,310       $      --       $   2,318
                                           =========       =========         =========       =========       =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                        BPC HOLDING CORPORATION


                                        By /s/ Martin R. Imbler
                                          --------------------------------------
                                          Martin R. Imbler
                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                      Title                                Date
         ---------                                      -----                                ----


    /s/ Roberto Buaron                 Chairman of the Board of Directors               March 30, 2001
------------------------------------
      Roberto Buaron


                                       President and Director (Principal Executive
   /s/ Martin R. Imbler                  Officer)                                       March 30, 2001
------------------------------------
     Martin R. Imbler


                                       Executive Vice President, Chief Financial
                                         Officer, Treasurer, and Secretary (Principal
  /s/ James M. Kratochvil                Financial and Accounting Officer)              March 30, 2001
------------------------------------
    James M. Kratochvil


    /s/ David M. Clarke                Director                                         March 30, 2001
------------------------------------
      David M. Clarke


   /s/ Lawrence G. Graev               Director                                         March 30, 2001
------------------------------------
     Lawrence G. Graev


/s/ Donald J. Hofmann, Jr.             Director                                         March 30, 2001
------------------------------------
  Donald J. Hofmann, Jr.


                                       Vice President, Assistant Secretary, and
    /s/ Joseph. S. Levy                  Director                                       March 30, 2001
------------------------------------
      Joseph S. Levy


    /s/ Mathew J. Lori                 Director                                         March 30, 2001
------------------------------------
      Mathew J. Lori

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                        BERRY PLASTICS CORPORATION


                                        By /s/ Martin R. Imbler
                                          --------------------------------------
                                          Martin R. Imbler
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                            Title                                            Date
         ---------                                            -----                                            ----


    /s/ Roberto Buaron                 Chairman of the Board of Directors                                 March 30, 2001
------------------------------------
      Roberto Buaron


                                       President, Chief Executive Officer and Director
   /s/ Martin R. Imbler                  (Principal Executive Officer)                                    March 30, 2001
------------------------------------
     Martin R. Imbler


                                       Executive Vice President, Chief Financial Officer,
                                         Treasurer and Secretary (Principal Financial and
  /s/ James M. Kratochvil                Accounting Officer)                                              March 30, 2001
------------------------------------
    James M. Kratochvil


    /s/ Joseph. S. Levy                Vice President, Assistant Secretary, and Director                  March 30, 2001
------------------------------------
      Joseph S. Levy


                                       Executive Vice President, Chief Operating Officer,
      /s/ Ira G. Boots                   and Director                                                     March 30, 2001
------------------------------------
       Ira G. Boots


    /s/ David M. Clarke                Director                                                           March 30, 2001
------------------------------------
      David M. Clarke


   /s/ Lawrence G. Graev               Director                                                           March 30, 2001
------------------------------------
     Lawrence G. Graev


/s/ Donald J. Hofmann, Jr.             Director                                                           March 30, 2001
------------------------------------
  Donald J. Hofmann, Jr.


    /s/ Mathew J. Lori                 Director                                                           March 30, 2001
------------------------------------
      Mathew J. Lori

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

                             BPC Holding Corporation

                Schedule II -- Valuation and Qualifying Accounts
                                 (In thousands)

                                                            Charged to
                                   Balance at  Charged to     Other                      Balance at
                                   Beginning   Costs and    Accounts -     Deductions -    End of
       Description                  of Year     Expenses     Describe       Describe        Year
--------------------------------  -----------  ----------  -------------  -------------- -----------
Year ended December 30, 2000
Allowance for doubtful accounts      $1,386      $   79      $  510(2)      $  251(1)      $1,724
                                     ======      ======      ======         ======         ======

Year ended January 1, 2000:
Allowance for doubtful accounts      $1,651      $  324      $  456(2)      $1,045(1)      $1,386
                                     ======      ======      ======         ======         ======

Year ended January 2, 1999:
Allowance for doubtful accounts      $1,038      $  875      $  280(2)      $  542(1)      $1,651
                                     ======      ======      ======         ======         ======

----------
(1)   Uncollectible accounts written off, net of recoveries.
(2) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.

                                      INDEX

 EXHIBIT
   NO.                            DESCRIPTION OF EXHIBIT
 -------                          ----------------------

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

   2.17     Merger Agreement, dated May 5, 2000, among the Company, Berry
            Plastics Acquisition Corporation, Poly-Seal and certain shareholders of Poly-Seal (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 9, 2000 and incorporated herein by reference)

   *2.18    Share and Quota Purchase Agreement, dated July 27, 2000, between the
            Company and Annamaria Agnottoli, Guisepe Garibaldi, Francesco
            Garibaldi, Maddalena Garibaldi, and Maria Lorenza Zambon.

   *3.1 Amended and Restated Certificate of Incorporation of Holding (filed as Exhibit 3.1 to the 1996 Form S-4 and incorporated herein by reference)

   3.2 By-laws of Holding (filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference)

   3.3 Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Form S-1 and incorporated herein by reference)

   3.4 By-laws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

   3.5      Certificate of Designation, Preferences, and Rights of Series B
            Cumulative Preferred Stock of Holding (filed as Exhibit 3.10 to the
            1997 Form 10-K and incorporated herein by reference)



   *3.6 Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Cumulative Preferred Stock of Holding

   4.1      Indenture dated April 21, 1994 between the Company and United States
            Trust Company of New York, as Trustee (the "1994 Indenture")
            (including the form of Note and Guarantees as Exhibits A and B thereto respectively) (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

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

   4.9 Indenture dated as of August 24, 1998 among the Company, the Guarantors and United States Trust Company of New York, as trustee
            (the "1998 Indenture") (filed as Exhibit 4.9 to the 1998 Amended
            Form S-4 and incorporated herein by reference)

   4.10 Registration Rights Agreement dated as of August 24, 1998 by and among the Company, the Guarantors and DLJ (filed as Exhibit 4.10 to the 1998 Amended Form S-4 and incorporated herein by reference)

   4.11 Indenture dated as of July 6, 1999 among the Company, the Guarantors and United States Trust Company of New York , as trustee (the "1999
            Indenture") (filed as Exhibit 10.27 to the Registration Statement on
            Form S-4 (Registration No. 333-85739) filed on August 23, 1999 (the
            "1999 Form S-4") and incorporated herein by reference)

   4.12 Registration Rights Agreement dated as of July 6, 1999 by and among the Company, the Guarantors, DLJ and Chase Securities, Inc. (filed as Exhibit 10.28 to the 1999 Form S-4 and incorporated herein by reference)

   *4.13    Fourth Supplemental Indenture to the 1994 Indenture dated as of June
            10, 1997 among the Company, Holding, Berry Iowa Corporation, Berry
            Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc.,
            PackerWare Corporation, Berry Plastics Design Corporation and United
            States Trust Company of New York, as trustee

   *4.14    Tenth Supplemental Indenture to the 1994 Indenture dated as of
            October 2, 2000 among the Company, Holding, Berry Iowa Corporation,
            Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon,
            Inc., PackerWare Corporation, Berry Plastics Design Corporation,
            Venture Packaging, Inc., Berry Plastics Technical Services, Inc.,
            Venture Packaging Midwest, Inc., NIM Holdings Limited, Berry
            Plastics U.K. Limited, Norwich Acquisition Limited, Knight Plastics,
            Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Poly-Seal
            Corporation, Berry Plastics Acquisition Corporation II, Berry
            Plastics Acquisition Corporation III and United States Trust Company of New York, as trustee (together with a schedule of previous supplemental indentures to the 1994 Indenture)

   *4.15    Fourth Supplemental Indenture to the 1998 Indenture dated as of
            October 2, 2000 among the Company, Holding, Berry Iowa Corporation,
            Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon,
            Inc., PackerWare Corporation, Berry Plastics Design Corporation,
            Venture Packaging, Inc., Berry Plastics Technical Services, Inc.,
            Venture Packaging Midwest, Inc., NIM Holdings Limited, Berry
            Plastics U.K. Limited, Norwich Acquisition Limited, Knight Plastics,
            Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Poly-Seal
            Corporation, Berry Plastics Acquisition Corporation II, Berry
            Plastics Acquisition Corporation III and United States Trust Company of New York, as trustee (together with a schedule of previous supplemental indentures to the 1998 Indenture)


   *4.16    Second Supplemental Indenture to the 1999 Indenture dated as of
            October 2, 2000 among the Company, Holding, Berry Iowa Corporation,
            Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon,
            Inc., PackerWare Corporation, Berry Plastics Design Corporation,
            Venture Packaging, Inc., Berry Plastics Technical Services, Inc.,
            Venture Packaging Midwest, Inc., NIM Holdings Limited, Berry
            Plastics U.K. Limited, Norwich Acquisition Limited, Knight Plastics,
            Inc., CPI Holding Corporation, Cardinal Packaging, Inc., Poly-Seal
            Corporation, Berry Plastics Acquisition Corporation II, Berry
            Plastics Acquisition Corporation III and United States Trust Company of New York, as trustee (together with a schedule of previous supplemental indentures to the 1999 Indenture)

   *10.1 Third Amended and Restated Financing and Security Agreement dated as of May 9, 2000, by and among the Company, NIM Holdings, Berry
            Plastics U.K. Limited, Bank of America, N.A., Fleet Capital
            Corporation, General Electric Capital Corporation, Heller Financial,
            Inc., PNC Bank, N.A., LaSalle Business Credit, Inc. and certain other lenders listed therein (the "Third Amended and Restated
            Financing Agreement")

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

   10.13 Amendment to Boots Employment Agreement dated June 30, 1996 (filed as Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

   10.14    Employment Agreement dated as of January 21, 1997, between the
            Company and Bruce J. Sims ("Sims") (filed as Exhibit 10.14 to the
            1999 Form 10-K and incorporated herein by reference)

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

   10.17    Stockholders Agreement dated as of June 18, 1996, among Holding,
            Atlantic Equity Partners International II, L.P., CVCA and the other parties thereto (filed as Exhibit 10.23 to the 1996 Form S-4 and incorporated herein by reference)

   10.18    Amended and Restated Warrant to purchase Class B Common Stock of
            Holding dated May 9, 2000, issued to JPMP(SBIC) (Warrant No. 5)
            (filed as Exhibit 4.4 to the Current Report on Form 8-K filed May 9,
            2000 and incorporated herein by reference)

   10.19    Amended and Restated Warrant to purchase Class B Common Stock of
            Holding dated May 9, 2000, issued to JPMP(SBIC) (Warrant No. 6)
            (filed as Exhibit 4.5 to the Current Report on Form 8-K filed May 9,
            2000 and incorporated herein by reference)

   10.20    Amended and Restated Warrant to purchase Class B Common Stock of
            Holding dated May 9, 2000, issued to The Northwestern Mutual Life
            Insurance Company (Warrant No. 7) (filed as Exhibit 4.6 to the
            Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

   10.21    Amended and Restated Warrant to purchase Class B Common Stock of
            Holding dated May 9, 2000, issued to The Northwestern Mutual Life
            Insurance Company (Warrant No. 8) (filed as Exhibit 4.7 to the
            Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

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

   *10.26 Amended and Restated Tax Sharing Agreement dated March 15, 2001, between BPC Holding Corporation and its subsidiaries

   *10.27 First Amendment to the Stockholders Agreement dated May 9, 2000 among Holding, Atlantic Equity Partners International II, L.P.,
            JPMP(SBIC) and the other parties thereto

   10.28    Warrant to purchase Class B Nonvoting Common Stock of Holding dated
            May 9, 2000, issued to JPMP(SBIC) (Warrant No. CBNV No. 1) (filed as
            Exhibit 4.2 to the Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

   10.29    Warrant to purchase Class B Nonvoting Common Stock of Holding dated
            May 9, 2000, issued to The Northwestern Mutual Life Insurance
            Company (Warrant No. CBNV No. 2) (filed as Exhibit 4.3 to the
            Current Report on Form 8-K filed May 9, 2000 and incorporated herein by reference)

   10.30    Series A-1 Preferred Stock Purchase Agreement dated as of May 9,
            2000 among Holding, JPMP(SBIC) and the Northwestern Mutual Life
            Insurance Company (filed as Exhibit 4.1 to the Current Report on
            Form 8-K filed May 9, 2000 and incorporated herein by reference)


   *10.31   First Amendment to the Third Amended and Restated Financing
            Agreement

   *10.32   Second Amendment to the Third Amended and Restated Financing
            Agreement

   *10.33   Loan and Security Agreement, dated July 17, 2000 by and among
            Berry, General Electric Capital Corporation and certain other lenders listed therein

   *21      List of subsidiaries


----------
*     Filed herewith.