Form 10-Q
period 2001-03-31
BERRY PLASTICS CORP; BPC HOLDING CORP
filed 2001-05-15
CIK 919463, 919465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


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


                                                     NONE
    ---------------------------------------------------------------------------------------------------------
               (Former name, former address and former fiscal year, if changed since last report)


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

Indicate the number of shares outstanding of each of issuers' classes of common stock, as of the latest practicable date:

 As of April 30, 2001, the following shares of capital stock of BPC Holding Corporation were outstanding: 91,000 shares of Class A Voting Common Stock; 259,000 shares of Class A Nonvoting Common Stock; 144,546 shares of Class B Voting Common Stock; 56,509 shares of Class B Nonvoting Common Stock; and 16,833 shares of Class C Nonvoting Common Stock. As of April 30, 2001 there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         THIS FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND MAY INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. VARIOUS ECONOMIC AND COMPETITIVE FACTORS COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING, WITHOUT LIMITATION, THE INFORMATION SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES, INCLUDING THE COMPANY'S ABILITY TO PASS THROUGH RAW MATERIAL PRICE INCREASES TO ITS CUSTOMERS, ITS ABILITY TO SERVICE DEBT, THE AVAILABILITY OF PLASTIC RESIN, THE IMPACT OF CHANGING ENVIRONMENTAL LAWS AND CHANGES IN THE LEVEL OF THE COMPANY'S CAPITAL INVESTMENT. ALTHOUGH MANAGEMENT BELIEVES IT HAS THE BUSINESS STRATEGY AND RESOURCES NEEDED FOR IMPROVED OPERATIONS, FUTURE REVENUE AND MARGIN TRENDS CANNOT BE RELIABLY PREDICTED.

                             BPC HOLDING CORPORATION
                           BERRY PLASTICS CORPORATION


                                 FORM 10-Q INDEX


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001





                                                                                                          PAGE NO.
                                                                                                          --------
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements:
                      Consolidated Balance Sheets....................................................        4
                      Consolidated Statements of Operations..........................................        6
                      Consolidated Statements of Cash Flows..........................................        7
                      Notes to Consolidated Financial Statements.....................................        8


           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.................................        15

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K...............................................       18

SIGNATURE............................................................................................       19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                BPC Holding Corporation and Subsidiaries
                                      Consolidated Balance Sheets
                                       (In Thousands of Dollars)



                                                                                        MARCH 31,            DECEMBER 30,
                                                                                          2001                  2000
                                                                                      -------------         --------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $  3,357               $  2,054
   Accounts receivable (less allowance for doubtful accounts of $1,898
       at March 31, 2001 and $1,724 at December 30, 2000)                                 62,341                 48,397
   Inventories:
       Finished goods                                                                     34,114                 38,157
       Raw materials and supplies                                                         13,621                 10,822
                                                                                      -------------         --------------
                                                                                          47,735                 48,979
   Prepaid expenses and other receivables                                                  7,615                  5,272
                                                                                      -------------         --------------
Total current assets                                                                     121,048                104,702

Property and equipment:
   Land                                                                                    8,876                  8,894
   Buildings and improvements                                                             60,751                 60,572
   Machinery, equipment and tooling                                                      204,523                203,569
   Construction in progress                                                               21,919                 16,901
                                                                                      -------------         --------------
                                                                                         296,069                289,936
   Less accumulated depreciation                                                         118,731                110,132
                                                                                      -------------         --------------
                                                                                         177,338                179,804
Intangible assets:
   Deferred financing and origination fees, net                                            9,621                 10,422
   Covenants not to compete, net                                                           2,666                  3,388
   Excess of cost over net assets acquired, net                                          111,187                114,680
                                                                                      -------------         --------------
                                                                                         123,474                128,490

Other                                                                                        289                    126
                                                                                      -------------         --------------
Total assets                                                                            $422,149               $413,122
                                                                                      =============         ==============
                                                 4


                                BPC Holding Corporation and Subsidiaries
                                 Consolidated Balance Sheets (continued)
                                       (In Thousands of Dollars)


                                                                                        MARCH 31,            DECEMBER 30,
                                                                                          2001                  2000
                                                                                      -------------         --------------
                                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                    $  27,515              $  26,779
   Accrued expenses and other liabilities                                                 10,857                 10,430
   Accrued interest                                                                       13,689                  9,006
   Employee compensation and payroll taxes                                                15,944                 14,785
   Current portion of long-term debt                                                      23,152                 23,232
                                                                                      -------------         --------------
Total current liabilities                                                                 91,157                 84,232
Long-term debt, less current portion                                                     448,029                445,574
Accrued dividends on preferred stock                                                      19,772                 17,656
Deferred income taxes                                                                        440                    491
Other liabilities                                                                          2,645                  3,166
                                                                                      -------------         --------------
                                                                                         562,043                551,119
Stockholders' equity (deficit):
   Series A Preferred Stock; 600,000 shares authorized, issued and outstanding
       (net of discount of $2,112 at March 31, 2001 and $2,185 at December 30,
       2000)                                                                              12,459                 12,386
   Series A-1 Preferred Stock; 1,400,000 shares authorized; 1,000,000 shares issued and outstanding (net of discount of $5,217 at March 31, 2001 and
       $5,400 at December 30, 2000)                                                       19,783                 19,600
   Series B Preferred Stock; 200,000 shares authorized, issued and
       outstanding                                                                         5,000                  5,000
   Class A Common Stock; $.01 par value:
       Voting; 500,000 shares authorized; 91,000 shares issued and
            outstanding                                                                        1                      1
       Nonvoting; 500,000 shares authorized; 259,000 shares issued and
            outstanding                                                                        3                      3
   Class B Common Stock; $.01 par value:
       Voting; 500,000 shares authorized; 145,058 shares issued and 144,546
            shares outstanding                                                                 1                      1
       Nonvoting; 500,000 shares authorized; 58,612 shares issued and
            56,509 shares outstanding                                                          1                      1
   Class C Common Stock; $.01 par value:
       Nonvoting; 500,000 shares authorized; 17,000 shares issued and
            16,833 shares outstanding                                                          -                      -
   Treasury stock:  512 shares Class B Voting Common Stock; 2,103 shares Class B
       Nonvoting Common Stock; and 167 shares Class C Nonvoting Common Stock                (405)                  (405)
   Additional paid-in capital                                                             32,819                 35,041
   Warrants                                                                                9,386                  9,386
   Retained earnings (deficit)                                                          (217,145)              (218,168)
   Accumulated other comprehensive loss                                                   (1,797)                  (843)
                                                                                      -------------         --------------
Total stockholders' equity (deficit)                                                    (139,894)              (137,997)
                                                                                      -------------         --------------
Total liabilities and stockholders' equity (deficit)                                   $ 422,149              $ 413,122
                                                                                      =============         ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Operations
                            (In Thousands of Dollars)

                                                            THIRTEEN WEEKS ENDED
                                                           -----------------------
                                                           MARCH 31,      APRIL 1,
                                                             2001           2000
                                                           --------       --------
                                                                 (UNAUDITED)
Net sales                                                  $116,016       $ 97,184
Cost of goods sold                                           83,927         75,189
                                                           --------       --------
Gross profit                                                 32,089         21,995

Operating expenses:
   Selling                                                    5,742          5,170
   General and administrative                                 7,242          6,329
   Research and development                                     401            726
   Amortization of intangibles                                2,751          2,222
   Other expenses                                             1,383          1,781
                                                           --------       --------
Operating income                                             14,570          5,767

Other expenses (income):
   Loss (gain) on disposal of property and equipment            (28)           528
                                                           --------       --------
Income before interest and taxes                             14,598          5,239

Interest:
   Expense                                                  (13,550)       (11,551)
   Income                                                        56             12
                                                           --------       --------
Income (loss) before income taxes                             1,104         (6,300)
Income taxes                                                     82             16
Net income (loss)                                             1,022         (6,316)

Preferred stock dividends                                    (2,116)        (1,034)
Amortization of preferred stock discount                       (256)           (73)
                                                           --------       --------
Net loss attributable to common shareholders               $ (1,350)      $ (7,423)
                                                           ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)

                                                                             THIRTEEN WEEKS ENDED
                                                                           ------------------------
                                                                           MARCH 31,       APRIL 1,
                                                                              2001           2000
                                                                           --------        --------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                                          $  1,022        $ (6,316)
Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
      Depreciation                                                            8,665           6,806
      Non-cash interest expense                                               4,953           4,008
      Amortization                                                            2,751           2,222
      Non-cash compensation expense                                             150             100
      Loss (gain) on sale of property and equipment                             (28)            528
      Changes in operating assets and liabilities:
         Accounts receivable, net                                           (14,361)        (11,729)
         Inventories                                                          1,109           2,193
         Prepaid expenses and other receivables                              (2,407)         (2,987)
         Other assets                                                          (163)           (150)
         Payables and accrued expenses                                          963           4,768
                                                                           --------        --------
Net cash provided by (used for) operating activities                          2,654            (557)

INVESTING ACTIVITIES
Additions to property and equipment                                          (5,893)         (7,276)
Proceeds from disposal of property and equipment                                 28              30
                                                                           --------        --------
Net cash used for investing activities                                       (5,865)         (7,246)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                            9,797          16,290
Payments on long-term borrowings                                             (5,774)         (8,327)
                                                                           --------        --------
Net cash provided by financing activities                                     4,023           7,963
Effect of exchange rate changes on cash                                         491               1
                                                                           --------        --------
Net increase in cash and cash equivalents                                     1,303             161
Cash and cash equivalents at beginning of period                              2,054           2,546
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $  3,357        $  2,707
                                                                           ========        ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    BPC Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
             (In thousands of dollars, except as otherwise noted)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BPC Holding Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation ("Holding") and its wholly-owned subsidiary, Berry Plastics Corporation ("Berry"), and its wholly-owned subsidiaries: Berry Iowa Corporation, Berry Tri-Plas Corporation, Berry Sterling Corporation, AeroCon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited and its subsidiary Norwich Acquisition Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation II, Poly-Seal Corporation, Berry Plastics Acquisition Corporation III, and CBP Holdings S.r.l. and its subsidiaries Capsol Berry Plastics S.p.a. and Oceisse S.r.l. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding's and Berry's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2000.

Certain amounts on the 2000 financial statements have been reclassified to conform with the 2001 presentation.

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

The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the Poly-Seal and Capsol acquisitions occurred on January 2, 2000.

                                                   THIRTEEN WEEKS ENDED
                                                       APRIL 1, 2000
                                                   --------------------
     Pro forma net sales                                   $112,397
     Pro forma net loss                                      (6,674)



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

3.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     MARCH 31,       DECEMBER 30,
                                                                       2001              2000
                                                                   ----------      -------------
     Holding 12.50% Senior Secured Notes                             $127,282          $127,282
     Berry 12.25% Senior Subordinated Notes                           125,000           125,000
     Berry 11% Senior Subordinated Notes                               75,000            75,000
     Term loans                                                        69,768            75,607
     Revolving lines of credit                                         44,274            35,447
     Second Lien Senior Facility                                       25,000            25,000
     Nevada Industrial Revenue Bonds                                    3,500             3,500
     Capital leases                                                       859             1,435
     Debt premium, net                                                    498               535
                                                                   ----------      -------------
                                                                      471,181           468,806
     Less current portion of long-term debt                            23,152            23,232
                                                                   ----------      -------------
                                                                     $448,029          $445,574
                                                                   ==========      =============


The current portion of long-term debt consists of $22.7 million of monthly installments on the term loans, and $0.5 million in repayments of the industrial bonds and the monthly principal payments related to capital lease obligations.

The Company has a financing and security agreement (the "Financing Agreement") with a syndicate of lenders led by Bank of America for a senior secured credit facility (the "Credit Facility"). As of March 31, 2001, the Credit Facility provides the Company with (i) a $70.0 million revolving line of credit ("US Revolver"), subject to a borrowing base formula, (ii) a $2.1 million (using the March 31, 2001 exchange rate) revolving line of credit denominated in British Sterling in the U.K. ("UK Revolver"), subject to a separate borrowing base formula, (iii) a $66.8 million term loan facility, (iv) a $3.0 million (using the March 31, 2001 exchange rate) term loan facility denominated in British Sterling in the U.K. ("UK Term Loan") and (v) a $3.7 million standby letter of credit facility to support the Company's and its subsidiaries' obligations under the Nevada Bonds. CBP Holdings S.r.l. has a revolving credit facility (the "Italy Revolver") from Bank of America for $11.9 million (using the March 31, 2001 exchange rate) denominated in Euros. Bank of America also extends working capital financing (the "Italy Working Capital Line") of up to $1.5 million (using the March 31, 2001 exchange rate) denominated in Euros. The full amount available under the Italy Revolver and the Italy Working Capital Line are applied to reduce amounts available under the US Revolver, as does the outstanding balance under the UK Revolver. At March 31, 2001, the Company had unused borrowing capacity under the Credit Facility's revolving line of credit of approximately $26.1 million. The indebtedness under the Credit Facility is guaranteed by Holding and all of its subsidiaries (other than its subsidiaries in the United Kingdom and Italy). The obligations of the Company and the subsidiaries under the Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities.

NOTE 4.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $100.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Senior Subordinated Notes due 2004 issued on April 21, 1994 (the "1994 Notes"), the $25.0 million aggregate principal amount of 12.25% Berry Plastics Corporation Series B Senior Subordinated Notes due 2004 issued on August 24, 1998 (the "1998 Notes"), and the $75.0 million aggregate principal amount of 11% Berry Plastics Corporation Senior Subordinated Notes due 2007 issued on July 6, 1999 (the "1999 Notes"). There are no nonguarantor subsidiaries with respect to the notes issued by Berry. Holding's 12.50% Series B Senior Secured Notes due 2006 (the "1996 Notes") are not guaranteed by Berry or any of Berry's wholly owned subsidiaries. The Indenture dated as of April 21, 1994 (the "1994 Indenture"), the Indenture dated August 24, 1998 (the "1998 Indenture") and the Indenture dated July 6, 1999 (the "1999 Indenture") restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on Holding's 1996 Notes. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at March 31, 2001 and December 30, 2000 and for the thirteen weeks ended March 31, 2001 and April 1, 2000. The equity method has been used with respect to investments in subsidiaries.


                                                        MARCH 31, 2001
                                  ---------------------------------------------------------------
                                                 BERRY
                                  BPC HOLDING  PLASTICS     COMBINED
                                  CORPORATION CORPORATION   GUARANTOR  CONSOLIDATING
                                    (PARENT)   (ISSUER)   SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                    --------   --------   ------------  -----------  ------------
    CONSOLIDATING BALANCE SHEETS
    Current assets                 $     186   $ 38,044     $ 82,818    $       -      $ 121,048
    Net property and equipment             -     58,626      118,712            -        177,338
    Other noncurrent assets           11,851    269,935      109,540     (267,563)       123,763
                                   ---------   --------     --------    ---------      ---------
    Total assets                   $  12,037   $366,605     $311,070    $(267,563)     $ 422,149
                                   =========   ========     ========    =========      =========

    Current liabilities            $   4,877   $ 53,620     $ 32,660    $       -      $  91,157
    Noncurrent liabilities           147,054    303,700      324,280     (304,148)       470,886
    Equity (deficit)                (139,894)     9,285      (45,870)      36,585       (139,894)
                                   ---------   --------     --------    ---------      ---------
    Total liabilities and
    equity (deficit)               $  12,037   $366,605     $311,070    $(267,563)      $422,149
                                   =========   ========     ========    =========      =========



                                                      DECEMBER 30, 2000
                                  ---------------------------------------------------------------
                                                 BERRY
                                  BPC HOLDING  PLASTICS     COMBINED
                                  CORPORATION CORPORATION   GUARANTOR  CONSOLIDATING
                                    (PARENT)   (ISSUER)   SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                    --------   --------   ------------  -----------  ------------
    CONSOLIDATING BALANCE SHEETS
    Current assets                 $     220   $ 32,290     $ 72,192    $       -      $ 104,702
    Net property and equipment             -     55,221      124,583            -        179,804
    Other noncurrent assets            8,226    267,840      113,455     (260,905)       128,616
                                   ---------   --------     --------    ---------      ---------
    Total assets                   $   8,446   $355,351     $310,230    $(260,905)     $ 413,122
                                   =========   ========     ========    =========      =========

    Current liabilities            $     661   $ 50,968     $ 32,603    $       -      $  84,232
    Noncurrent liabilities           144,938    299,694      312,691     (290,436)       466,887
    Equity (deficit)                (137,153)     4,689      (35,064)      29,531       (137,997)
                                   ---------   --------     --------    ---------      ---------
    Total liabilities and
    equity (deficit)               $   8,446   $355,351     $310,230    $(260,905)     $ 413,122
                                   =========   ========     ========    =========      =========



                                                          THIRTEEN WEEKS ENDED
                                       ---------------------------------------------------------------
                                                             MARCH 31, 2001
                                       ---------------------------------------------------------------
                                           BPC       BERRY
                                         HOLDING    PLASTICS     COMBINED
                                       CORPORATION CORPORATION   GUARANTOR  CONSOLIDATING
                                        (PARENT)    (ISSUER)   SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                        --------    --------   ------------  -----------  ------------

CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                               $       -   $ 39,808     $ 76,208    $       -      $ 116,016
Cost of goods sold                              -     26,198       57,729            -         83,927
                                        ---------   --------     --------    ---------      ---------
Gross profit                                    -     13,610       18,479            -         32,089
Operating expenses                            179      6,173       11,167            -         17,519
                                        ---------   --------     --------    ---------      ---------
Operating income (loss)                      (179)     7,437        7,312            -         14,570
Other expenses (income)                         -        (28)           -            -            (28)
Interest expense                            4,338      2,452        6,704            -         13,494
Income taxes                                    7          5           70            -             82
Equity in net (income) loss from
  subsidiary                               (5,546)      (538)           -        6,084              -
                                        ---------   --------     --------    ---------      ---------
Net income (loss)                       $   1,022   $  5,546     $    538    $  (6,084)     $   1,022
                                        =========   ========     ========    =========      =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)                       $   1,022   $  5,546     $    538    $  (6,084)     $   1,022
Non-cash expenses                           4,491      3,371        8,629            -         16,491
Equity in net (income) loss from
  subsidiary                               (5,546)      (538)           -        6,084              -
Changes in working capital                     12     (2,793)     (12,078)           -        (14,859)
                                        ---------   --------     --------    ---------      ---------
Net cash provided by (used for)
  operating activities                        (21)     5,586       (2,911)           -          2,654
Net cash used for investing
  activities                                    -     (4,786)      (1,079)           -         (5,865)
Net cash provided by (used for)
  financing activities                        (13)       724        3,312            -          4,023
Effect on exchange rate changes on
  cash                                          -          -          491            -            491
                                        ---------   --------     --------    ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                            (34)     1,524         (187)           -          1,303
Cash and cash equivalents at
  beginning of period                         220        642        1,192            -          2,054
                                        ---------   --------     --------    ---------      ---------
Cash and cash equivalents at end of
  period                                $     186   $  2,166     $  1,005    $       -      $   3,357
                                        =========   ========     ========    =========      =========








                                                          THIRTEEN WEEKS ENDED
                                       ---------------------------------------------------------------
                                                             APRIL 1, 2000
                                       ---------------------------------------------------------------
                                           BPC       BERRY
                                         HOLDING    PLASTICS     COMBINED
                                       CORPORATION CORPORATION   GUARANTOR  CONSOLIDATING
                                        (PARENT)    (ISSUER)   SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                        --------    --------   ------------  -----------  ------------

CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                               $       -    $40,469     $ 56,715   $        -      $  97,184
Cost of goods sold                              -     27,634       47,555            -         75,189
                                        ---------   --------     --------    ---------      ---------
Gross profit                                    -     12,835        9,160            -         21,995
Operating expenses                            155      6,634        9,439            -         16,228
                                        ---------   --------     --------    ---------      ---------
Operating income (loss)                      (155)     6,201         (279)           -          5,767
Other expenses (income)                         -        246          282            -            528
Interest expense                            3,593      3,738        4,208            -         11,539
Income taxes                                    4         10            2            -             16
Equity in net (income) loss from
  subsidiary                                2,564      4,771            -       (7,335)             -
                                        ---------   --------     --------    ---------      ---------
Net income (loss)                       $  (6,316)  $ (2,564)    $ (4,771)   $   7,335      $  (6,316)
                                        =========   ========     ========    =========      =========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)                       $  (6,316)  $ (2,564)    $ (4,771)   $   7,335      $  (6,316)
Non-cash expenses                           3,603      3,047        7,014            -         13,664
Equity in net (income) loss from
  subsidiary                                2,564      4,771            -       (7,335)             -
Changes in working capital                    146        463       (8,514)           -         (7,905)
                                        ---------   --------     --------    ---------      ---------
Net cash provided by (used for)
  operating activities                         (3)     5,717       (6,271)           -           (557)
Net cash used for investing
  activities                                    -     (1,340)      (5,906)           -         (7,246)
Net cash provided by (used for)
  financing activities                          -     (3,775)      11,738            -          7,963
Effect on exchange rate changes on
  cash                                          -          -            1            -              1
                                        ---------   --------     --------    ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                             (3)       602         (438)           -            161
Cash and cash equivalents at
  beginning of period                         703        386        1,457            -          2,546
                                        ---------   --------     --------    ---------      ---------
Cash and cash equivalents at end of
  period                                $     700   $    988     $  1,019    $       -      $   2,707
                                        =========   ========     ========    =========      =========


5.   OPERATING SEGMENTS

The Company has three reportable segments: containers, overcaps and closures, and drink cups and housewares products. The Company evaluates performance and allocates resources based on operating income before depreciation and amortization of intangibles adjusted to exclude (i) stock option accounting,
(ii) other non-recurring or "one-time" expenses and (iii) management fees and reimbursed expenses paid to First Atlantic ("Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.



                                                                                        THIRTEEN WEEKS ENDED
                                                                               ------------------------------------
                                                                                  MARCH 31,              APRIL 1,
                                                                                    2001                   2000
                                                                               -------------           ------------
     Net sales:
       Containers                                                                 $ 56,402              $ 55,432
       Overcaps and closures                                                        35,082                21,324
       Drink cups and housewares                                                    24,532                20,428
     Adjusted EBITDA:
       Containers                                                                   15,295                 9,843
       Overcaps and closures                                                         7,689                 4,151
       Drink cups and housewares                                                     4,779                 2,961
     Total assets:
       Containers                                                                  208,879               214,094
       Overcaps and closures                                                       158,891                77,941
       Drink cups and housewares                                                    54,379                58,681
     Reconciliation of Adjusted EBITDA to income
       (loss) before income taxes:
          Adjusted EBITDA for reportable segments                                 $ 27,763              $ 16,955
          Net interest expense                                                     (13,494)              (11,539)
          Depreciation                                                              (8,665)               (6,806)
          Amortization                                                              (2,751)               (2,222)
          Gain (loss) on disposal of property and equipment                             28                  (528)
          One-time expenses                                                         (1,415)               (1,838)
          Stock option accounting                                                     (150)                 (104)
          Management fees                                                             (212)                 (218)
                                                                               -------------           ------------
          Income (loss) before income taxes                                       $  1,104              $ (6,300)
                                                                               =============           ============


One-time expenses represent non-recurring expenses that relate to recently acquired businesses and plant consolidations.

6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was $68 and ($6.4 million) for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively.

7.   SUBSEQUENT EVENT

On May 14, 2001, Berry acquired all of the outstanding capital stock of Pescor Plastics, Inc. for aggregate consideration of approximately $22.0 million. The purchase was financed through the issuance by Holding of $10.0 million of 14% preferred stock and additional borrowings under the Credit Facility. In conjunction with the acquisition, the Credit Facility and the $25 million second lien senior credit facility due to General Electric Capital Corporation (the "Second Lien Senior Facility") were amended to extend the maturity date of each to January 21, 2004.

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

RESULTS OF OPERATIONS

13 WEEKS ENDED MARCH 31, 2001 (THE "QUARTER")
COMPARED TO 13 WEEKS ENDED APRIL 1, 2000 (THE "PRIOR QUARTER")

NET SALES. Net sales increased $18.8 million, or 19%, to $116.0 million for the Quarter from $97.2 million for the Prior Quarter with an approximate 2% increase in net selling price. Container net sales increased $1.0 million from the Prior Quarter due primarily to increased selling prices. Overcap and closure net sales increased $13.8 million with the Poly-Seal and Capsol acquisitions contributing $15.0 million of net sales in the Quarter, partially offset by a general slow down in the market. Drink cup and housewares sales for the Quarter were $4.1 million more than the Prior Quarter primarily due to strong demand in the retail market.

GROSS PROFIT. Gross profit increased by $10.1 million to $32.1 million (28% of net sales) for the Quarter from $22.0 million (23% of net sales) for the Prior Quarter. This increase of 46% includes the combined impact of the added Poly-Seal and Capsol sales volume, effect of net selling price and raw material cost, acquisition integration and productivity improvement initiatives. The 2% increase in net selling price was primarily the result of partially recovering raw material cost increases incurred in 2000. In addition, the Company has continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, the Company closed its York, Pennsylvania facility and removed remaining production from its Minneapolis, Minnesota facility (acquired in the Cardinal Acquisition) in the fourth quarter of 2000. The business from these locations are distributed throughout Berry's facilities. Also, significant productivity improvements were made during the year, including the addition of state-of-the-art injection molding equipment, molds and printing equipment at several of the Company's facilities. Additional significant cost reductions have been achieved through the Company's realignment in the third quarter of 2000 from a functional based organization to a divisional structure. This realignment has enabled the Company to reduce personnel costs and improve employee productivity.

OPERATING EXPENSES. Selling expenses increased by $0.5 million to $5.7 million for the Quarter from $5.2 million for the Prior Quarter principally as a result of the Poly-Seal and Capsol acquisitions, partially offset by savings from the organizational realignment in the third quarter of 2000. General and administrative expenses increased from $6.3 million for the Prior Quarter to $7.2 million for the Quarter. This increase of $0.9 million is primarily attributable to the Poly-Seal and Capsol acquisitions partially offset by savings from the organizational realignment in the third quarter of 2000. During the Quarter, one-time transition expenses were $0.7 million related to acquisitions and $0.7 million related to the shutdown and reorganization of facilities. In the Prior Quarter, one-time transition expenses related to acquisitions were $0.3 million and $1.5 million related to the shutdown and reorganization of facilities.

INTEREST EXPENSE, NET. Net interest expense increased $2.0 million to $13.5 million for the Quarter compared to $11.5 million for the Prior Quarter primarily due to borrowings under the senior credit facility to support the Poly-Seal and Capsol acquisitions.

INCOME TAX. For the Quarter, the Company recorded income tax expense of $82,000 compared to income tax expense of $16,000 for the Prior Quarter. The Company continues to operate in a net operating loss carryforward position for federal income tax purposes.

NET INCOME (LOSS). The Company recorded a net income of $1.0 million for the Quarter compared to a net loss of $6.3 million for the Prior Quarter for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million for the Quarter compared to the Prior Quarter in which operating activities used net cash of $0.6 million. The increase is primarily the result of improved operating performance with net income before depreciation and amortization increasing $9.7 million from the Prior Quarter.

Capital spending of $5.9 million for the Quarter represents a decrease of $1.4 million from the Prior Quarter. The Quarter's capital spending included $0.9 million for buildings and systems, $1.8 million for molds, $2.4 million for molding and printing machines, and $0.8 million for accessory equipment and systems.

Net cash provided by financing activities was $4.0 million for the Quarter compared to $8.0 million for the Prior Quarter. The decrease of $4.0 million can be attributed to decreased borrowings under the Credit Facility's revolving line of credit as net cash provided by operating activities has increased $3.3 million from the Prior Quarter.

On May 14, 2001, in connection with the acquisition described in Note 7 to the consolidated financial statements appearing elsewhere in this report, the Company entered into an amendment of each of the Credit Facility and the Second Lien Senior Facility. Under the amendment to the Credit Facility, the commitments under the Revolving Credit Facility were increased from $70.0 million to

$80.0 million and an additional term loan facility was created for borrowings up to $2.0 million. The amendments to both agreements modified certain financial covenants and a negative covenant relating to investments in the Company's foreign subsidiaries. In addition, the amendments extended the maturity date of both the Credit Facility and the Senior Lien Senior Facility to January 21, 2004. The Company paid fees of approximately $0.8 million in connection with the acquisition financing, extension of the maturity date, and the covenant amendments.

Increased working capital needs occur whenever the Company experiences strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. The Company anticipates that its cash interest, working capital and capital expenditure requirements for 2001 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Credit Facility. Management bases such belief on historical experience and the substantial funds available under the Credit Facility. However, the Company cannot predict its future results of operations. At March 31, 2001, the Company's cash balance was $3.4 million, and Berry had unused borrowing capacity under the Credit Facility's borrowing base of approximately $26.1 million.

The 1994 Indenture, 1998 Indenture, and 1999 Indenture restrict, and the Credit Facility prohibits, Berry's ability to pay any dividend or make any distribution of funds to Holding to satisfy interest and other obligations on the 1996 Notes. Interest on the 1996 Notes is payable semi-annually on June 15 and December 15 of each year. However, from December 15, 1999 until June 15, 2001, Holding may, at its option, pay interest, at an increased rate of 0.75% per annum, in additional 1996 Notes valued at 100% of the principal amount thereof. Holding has issued an additional approximately $22.3 million aggregate principal amount of 1996 Notes in satisfaction of its interest obligation. Holding's ability to pay principal and interest in cash on the 1996 Notes and Berry's ability to pay principal and interest on the 1994 Notes, 1998 Notes, and 1999 Notes will depend on Berry's financial and operating performance, which in turn are subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. Based on historical operating results, management believes that sufficient monies are available from Berry under a tax sharing agreement to enable Holding to make the December 2001 cash interest payment on the 1996 Notes, which payment is subject to there being no default or event of default at the time under the Credit Facility. However, if Berry cannot generate sufficient cash flow from operations to meet its obligations, then the Company may be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these actions could be effected on satisfactory terms, if at all.

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

                                      BPC Holding Corporation
                                      Berry Plastics Corporation


May 14, 2001


                                      By: /s/ James M. Kratochvil
                                          -------------------------------------
                                      James M. Kratochvil
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary of the
                                      entities listed above (Principal Financial
                                      and Accounting Officer)