Form 10-K
period 2005-01-01
BERRY PLASTICS CORP; BPC HOLDING CORP
filed 2005-03-22
CIK 919463, 919465

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
      January 1, 2005
                                      or
[  ]  Transition  report  pursuant to Section 13 or  15(d)  of  the  Securities
      Exchange Act of 1934  for the transition period from
                   to

                        Commission File Number 33-75706
                            BPC HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                   35-1813706
  (State or other jurisdiction       (IRS employer
of incorporation or organization)identification number)

                          BERRY PLASTICS CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                      35-1814673
      (State or other jurisdiction          (IRS employer
   of incorporation or organization)    identification number)

           101 Oakley Street                    47710
          Evansville, Indiana
(Address of principal executive offices)      (Zip code)


Registrants' telephone number, including area code:  (812) 424-2904

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

      Indicate by check mark whether the registrants are accelerated filers (as defined by Rule 12b-2 of Securities Exchange Act of 1934).
Yes [   ]  No [X]

  None of the voting stock of either registrant is held  by  a non-affiliate of
such  registrant.   There is no public trading market for any class  of  voting stock of BPC Holding Corporation or Berry Plastics Corporation.

      As of March 18, 2005, there were outstanding 3,378,305 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of March 18, 2005, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

   a) changes in prices and availability of resin  and other raw materials and our ability to pass on changes in raw material  prices  on  a  timely basis;
   b) catastrophic loss of our key manufacturing facility;
   c) risks related to our acquisition strategy and integration of acquired businesses;
   d) risks associated with our substantial indebtedness and debt service;
   e) performance of our business and future operating results;
   f) risks   of  competition,  including  foreign  competition,   in  our
      existing and future markets;
   g) general business and economic conditions, particularly an economic downturn;
   h) increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
   i) the factors discussed in the section of this Form 10-K titled "Risk Factors."

      Readers should carefully review the factors discussed in the section titled "Risk Factors" in this Form 10-K and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                             AVAILABLE INFORMATION

      We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein. We are currently in the process of finalizing our Code of Ethics.

                               TABLE OF CONTENTS

                            BPC HOLDING CORPORATION
                          BERRY PLASTICS CORPORATION

              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

                                                                           PAGE
                                    PART I

Item 1.     Business......................................................    4
Item 2.     Properties....................................................   11
Item 3.     Legal Proceedings............................................    11
Item 4.     Submission of Matters to a Vote of Security Holders..........    11

                                    PART II

Item 5.     Market  for Registrants' Common Equity and Related Stockholder
            Matters......................................................    12
Item 6.     Selected Financial Data......................................    13
Item 7.     Management's  Discussion  and Analysis of Financial Condition
            and Results of Operations....................................    14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...    21
Item 7B.    Risk Factors ................................................    22
Item 8.     Financial Statements and Supplementary Data..................    27
Item 9.     Changes  in  and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    27
Item 9A.    Controls and Procedures......................................    27

                                   PART III

Item 10.    Directors and Executive Officers of the Registrants..........    28
Item 11.    Executive Compensation.......................................    30
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholders Matters.............................    33
Item 13.    Certain Relationships and Related Transactions...............    35
Item 14.    Principal Accountant Fees and Services.......................    37

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  39

                                    PART I

ITEM 1.  BUSINESS

      Unless the context requires otherwise, references in this Form 10-K to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation.

GENERAL

      We are one of the world's leading manufacturers and suppliers of a diverse mix of rigid plastics packaging products focusing on the open-top container, closure, aerosol overcap, drink cup and housewares markets. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,000 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. Our top 10 customers represented approximately 35% of our fiscal 2004 net sales with no customer accounting for more than 8% of our fiscal 2004 net sales. The average length of our relationship with these customers was over 20 years. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy and health and beauty. Additionally, we operate 16 high-volume manufacturing facilities and have extensive distribution capabilities.

      We organize our business into four operating divisions: containers, closures, consumer products, and international. The following table displays our net sales by division for each of the past five fiscal years.

($ in millions)       2000   2001   2002   2003    2004

Containers           $231.2 $234.5 $250.4 $288.5  $518.3
Closures               97.1  110.1  113.3  125.3   127.5
Consumer products      64.7   94.8  110.0  116.1   130.4
International          15.1   22.3   20.6   22.0    38.0
                     ------ ------ ------ ------  ------
Total net sales      $408.1 $461.7 $494.3 $551.9  $814.2
                     ====== ====== ====== ======  ======

      In 2004, we created the international segment as a separate operating and reporting segment to increase sales and improve service to international customers utilizing existing resources. The international segment includes our foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 and prior results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003 and prior. Accordingly, the amounts disclosed under the new reporting structure are not comparable between 2004 and previous years. Additional financial information about our business segments is provided in Note 14 of the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.

HISTORY

      Imperial Plastics was established in 1967 in Evansville, Indiana. Berry Plastics, Inc. ("Old Berry") was formed in 1983 to purchase substantially all of the assets of Imperial Plastics. In 1988, Old Berry acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics' production to Old Berry's Evansville, Indiana facility. In 1990, the Company and Holding, the holder of 100% of the outstanding capital stock of the Company, were formed to purchase the assets of Old Berry.

      We have continued to grow both organically and through acquisition by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line. In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers. In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation ("PackerWare"), a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets. In 1998, we acquired all of the capital stock of Norwich Injection Moulders Limited (now known as Berry Plastics UK Limited) and substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps. In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers. In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation ("Poly-Seal"), a manufacturer and marketer of closures and (2) Capsol S.p.a. ("Capsol") and the whole quota capital of a related company, Ociesse S.r.l. Capsol is a manufacturer and marketer of aerosol overcaps and closures. In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc. ("Pescor"), a manufacturer and marketer of drink cups, and in 2002, we acquired the Alcoa Flexible Packaging injection molding assets from Mount Vernon Plastics Corporation ("Mount Vernon"). In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging,
(2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc. (the "Landis Acquisition"), a manufacturer and marketer of open-top containers.

MERGER

      On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

RECENT DEVELOPMENTS

Southern Packaging

      In November 2004, we entered into a series of agreements with Southern Packaging Group Ltd. ("Southern Packaging"), and its principal shareholder, Mr. Pan Shun Ming, to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry acquired a 10% stake in Southern Packaging for $3.2 million as a result of Southern Packaging's successful listing on the Singapore Stock Exchange.

PRODUCT OVERVIEW

  We organize our product lines into three categories: containers, closures and consumer products.

Containers

  We classify our containers into six product lines: thinwall, pry-off,  dairy,
polypropylene,  industrial  and  specialty.   The following table describes our
container product lines.

PRODUCT LINE               DESCRIPTION               SIZES                           MAJOR END MARKETS
------------               -----------               ------                          -----------------
Thinwall     Thinwalled, multi-purpose containers    8 oz.    Food, promotional products, toys and a wide variety of other uses
             with or without handles and lids        to 2 gallons

Pry-off      Containers having a tight lid-fit and   4 oz.    Building products, adhesives, chemicals, and other industrial uses
             requiring an opening device             to 2 gallons

Dairy        Thinwall containers in traditional dairy4 oz.    Cultured dairy products including yogurt, cottage cheese, sour cream
             market sizes and styles                 to 5     and dips, and frozen desserts
                                                     lbs.,
                                                     Multi-
                                                     pack

Polypropylene Usually clear containers in round,     6 oz.    Food, deli, sauces and salads
              oblong or rectangular shapes           to 5 lbs.

Industrial   Thick-walled, larger pails designed to  2.5 to   Building products, chemicals, paints and other industrial uses
             accommodate heavy loads                 5 gallons

Specialty    Customer specific                       Various  Premium consumer items, such as tobacco and drink mixes

  The largest end-uses for our containers are food products, building products, chemicals and dairy products. We have a diverse customer base for our container lines, and no single container customer exceeded 8% of our total net sales in fiscal 2004.

      We believe that we offer the broadest product line among U.S.-based injection-molded plastic container manufacturers as well as numerous thermoformed container offerings. Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options. In addition to a complete product line, we have sophisticated printing capabilities, in-house graphic arts and tooling departments, low-cost manufacturing capability with 14 plants strategically located throughout the United States and a dedication to high-quality products and customer service. Our product engineers work with customers to design and commercialize new containers. In addition, as part of our dedication to customer service, on occasion, we provide filling machine equipment to some of our customers, primarily in the dairy market, and we also provide the services necessary to operate such equipment. We believe providing such equipment and services increases customer retention by increasing the customer's production efficiency. The cost of, and revenue from, such equipment and services is not material.

      We service several large food and dairy customers and their branded products. Additionally, we seek to develop niche container products and new applications by taking advantage of our state-of-the-art decorating and graphic arts capabilities and dedication to service and quality. We believe that these capabilities have given us a significant competitive advantage in certain high-margin niche container applications for specialized products. Examples include popcorn containers for new movie promotions and professional and college sporting and entertainment events, where the ability to produce sophisticated and colorful graphics is crucial to the product's success. In order to identify new applications for existing products, we rely extensively on our national sales force. Once these opportunities are identified, our sales force works with our product design engineers to satisfy customers' needs.

      In non-industrial containers, our strongest competitors include Airlite, Solo (formerly Sweetheart), and Polytainers. We also produce commodity industrial pails for a market that is dominated by large volume competitors such as Letica, Plastican, NAMPAC and Ropak. We do not have a significant share in this large market.

Closures

      Our closures division focuses on aerosol overcaps and closures.

Aerosol Overcaps

      We believe we are the worldwide leading producer of injection-molded aerosol overcaps. Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products. Most U.S. manufacturers of aerosol products, and companies that fill aerosol products on a contractual basis, are our customers for some portion of their needs. Approximately 20% of the U.S. injection-molded market consists of manufacturers who produce overcaps in-house for their own needs.

      We believe that, over the years, we have developed several significant competitive advantages, including (1) a reputation for outstanding quality, (2) short lead-time requirements to fill customer orders, (3) long-standing relationships with major customers, (4) the ability to accurately reproduce colors, (5) proprietary packing technology that minimizes freight cost and warehouse space, (6) high-speed, low-cost molding and decorating capability and
(7) a broad product line of proprietary molds. We continue to develop new products in the overcap market with special decoration and functional features.

      In fiscal 2004, no single aerosol overcap customer accounted for over 1% of our total net sales. Competitors include Dubuque Plastics, Cobra and Plasticum. In addition, a number of companies, including several of our customers, currently produce aerosol overcaps for their own use.

Closures

      We believe our combined product line offerings to the closures market establish us as a leading provider of closures. Our product line offerings include continuous thread, dispensing, tamper evident and child resistant closures. In addition, we are a leading provider of (1) fitments and plugs for medical applications, (2) cups and spouts for liquid laundry detergent, (3) dropper bulb assemblies for medical and personal care applications, and (4) jiggers for mouthwash products.

  Our closures are used in a wide variety of consumer goods markets, including health and beauty aids, pharmaceutical, household chemicals, commercial chemicals, and food and dairy. We are a major provider of closures to many of the leading companies in these markets.

  We believe the capabilities and expertise we have established as a closure provider create significant competitive advantages, including the latest in single and bi-injection technology, molding of thermoplastic and thermoset resins, compression molding of thermoplastic resins, and lining and assembly applications applying the latest in computerized vision inspection technology. In addition, we have an in-house package development and design group focused on developing new closures to meet our customers' proprietary needs. We have a strong reputation for quality and have received numerous "Supplier Quality Achievement Awards" from customers in different markets.

  In fiscal 2004, no single closure customer accounted for over 1% of our total net sales. Competitors include Owens-Illinois, Kerr/Suncoast, Phoenix Closures, Portola, Rexam Closures, and Seaquist Closures.

Consumer Products

      Our consumer products division focuses on drink cups and housewares.

Drink Cups

      We believe that we are the largest provider of injection-molded plastic drink cups in the United States. As beverage producers, convenience stores and fast food restaurants increase their marketing efforts for larger sized drinks, we believe that the plastic drink cup market should expand because of plastic's desirability over paper for larger drink cups. We produce injection-molded plastic cups that range in size from 12 to 64 ounces. Primary markets are fast food and family dining restaurants, convenience stores, stadiums and retail stores. Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics capability.

      We launched our thermoformed drink cup line in fiscal 2001. Since then, we have become the largest supplier of 32 ounce or larger thermoformed polypropylene drink cups. Our thermoformed product line offers sizes ranging from 12 to 44 ounces. Our thermoform process uses polypropylene instead of more expensive polystyrene in producing deep draw drink cups. This offers a material competitive advantage versus thermoformed polystyrene drink cups.

      In fiscal 2004, no single drink cup customer accounted for more than 2% of our total net sales. Drink cup competitors include Huhtamaki (formerly Packaging Resources Incorporated), Solo (formerly Sweetheart), Carthage Cup, International Paper, Radnor Holdings, Letica, and WNA (formerly Cups Illustrated).

Housewares

      Our participation in the housewares market is primarily focused on producing seasonal (spring and summer) semi-disposable plastic housewares and plastic garden products. Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots. We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart. PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers. Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers. We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market. This focus allowed PackerWare to be named Wal-Mart's category manager for its seasonal housewares department.

      In fiscal 2004, no single housewares customer accounted for more than 4% of our total net sales. Housewares competitors include Arrow Plastics, United Plastics, and imported products from China,.

MARKETING AND SALES

      We  reach  our  large  and  diversified  base  of  over 12,000  customers primarily through our direct field sales force of over 70 dedicated professionals. Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services. While these field sales representatives are focused on individual product lines, they are also encouraged to sell all of our products to serve the needs of our customers. We believe that a direct field sales force is able to better focus on target markets and customers, with the added benefit of permitting us to control pricing decisions centrally. We also utilize the services of manufacturing representatives to assist our direct sales force. We believe that we produce a high level of customer satisfaction. Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force. In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts. Manufacturing and engineering personnel work closely with field sales personnel to satisfy customers' needs through the production of high-quality, value-added products and on-time deliveries.

      Our sales force is supported by technical specialists and our in-house graphics and design personnel. Our Graphic Arts department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates. We also have a centralized Color Matching and Materials Blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

MANUFACTURING

      We primarily manufacture our products using either injection or thermoform molding presses. In both cases, the process begins with raw plastic pellets which are then converted into finished products. In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part. In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape. The final parts are then either cut and trimmed in the mold or trimmed as a secondary process. In both processes, the cured parts are transferred from the molding process via automated handling equipment to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, silkscreening, handle applications, etc.). We believe that our molding, handling, and post-molding capabilities are among the best in the industry.

      Our overall manufacturing philosophy is to be a low-cost producer by using (1) high-speed molding machines, (2) modern multi-cavity hot runner, cold runner and insulated runner molds, (3) extensive material handling automation and (4) sophisticated printing technology. We utilize state-of-the-art robotic packaging processes for large volume products, which enable us to reduce breakage while lowering warehousing and shipping costs. Each plant has maintenance capability to support molding and post-molding operations. We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth. Over the past five fiscal years our capital expenditures in plant and equipment, exclusive of acquisitions, were $175.6 million.

PRODUCT DEVELOPMENT AND DESIGN

      We believe our technology base and research and development support are among the best in the rigid plastics packaging industry. Using three-dimensional computer aided design technology, our full time product designers develop innovative product designs and models for the packaging market. We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding machines for research and development of new products. Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by one of our two in-house tooling divisions located in Evansville and Chicago. Our engineers oversee the mold-building process from start to finish. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.

      We spent $3.8 million, $3.5 million and $2.9 million on research and development in 2004, 2003, and 2002, respectively.

      We also utilize our in-house graphic design department to develop color and styles for new products. Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

QUALITY ASSURANCE

      Each plant extensively utilizes Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employees to increase productivity. This teamwork approach to problem-solving increases employee participation and provides necessary training at all levels. Teams use the Six Sigma methodology to improve internal processes and service the customer. All of our facilities except for two facilities (Richmond and Phoenix) that were acquired in connection with the Landis Acquisition in 2003 have been ISO certified, which requires demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by the International Organization for Standardization ("ISO"). We are actively pursuing ISO certification in the remaining two facilities. Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

SYSTEMS

      We utilize a fully integrated computer software system at each of our plants, excluding our Milan facility, that produces complete financial and operational reports. This accounting and control system is expandable to add new features and/or locations as we grow. In addition, we have in place a sophisticated quality assurance system, a bar code based material management system and an integrated manufacturing system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The most important raw material purchased by us is plastic resin. We purchased approximately $283.0 million of resin in fiscal 2004 with approximately 26% of our resin pounds being high density polyethylene ("HDPE"), 15% linear low density polyethylene and 59% polypropylene ("PP"). We have contractual price escalators and de-escalators tied to the price of resin with customers representing approximately 60% of net sales that result in price increases/decreases to many of our customers in a relatively short period of time, typically quarterly. In addition, we have historically had success in passing through price increases and decreases in the price of resin to customers without indexed price agreements. For example, in fiscal 2004, our net sales increased by $262.3 million over fiscal 2003, of which approximately $23.5 million was attributable to increased selling prices. This occurred in an environment of rapidly escalating resin prices. Less than 10% of our net sales are generated from fixed-price arrangements, and we have at times and may continue to enter into negotiated purchase agreements with resin suppliers related to these fixed price arrangements. Due to the recent volatility in the resin markets, in the fourth quarter of 2004 we entered into resin forward hedging transactions with respect to approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs. We can further mitigate the effect of resin price movements through our ability to accommodate raw material switching for certain products between HDPE and PP as prices fluctuate and reducing the quantity of resin in certain of our products. Based on information from Plastics News, an industry publication, prices of HDPE and PP on January 1, 2005 were $0.655 per pound and $0.64 per pound, respectively, reflecting increases of $0.20 per pound, or 44%, and $0.23 per pound, or 56%, over the respective prices from December 27, 2003.

      Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Dow, Basell, Nova, Total (formerly Atofina), Equistar, Sunoco, BP Amoco, and ExxonMobil. Although we do not have any supply requirements contracts with our key suppliers, we believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future. Based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

EMPLOYEES

      At the end of fiscal 2004, we had approximately 4,550 employees. Poly-Seal Corporation, a wholly owned subsidiary, and the United Steelworkers of America are parties to a collective bargaining agreement which expires on April 24, 2005. At the end of fiscal 2004, approximately 330 employees of Poly-Seal Corporation, all of which are located in our Baltimore facility, were covered by this agreement. None of our other domestic employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

PATENTS AND TRADEMARKS

  We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We do not believe that any individual item of our intellectual property portfolio is material to our current business. We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

  Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations. However, we cannot predict with any certainty that we will not in the future incur liability under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of hazardous substances.

  Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Liability under CERCLA is retroactive, and liability for the entire cost of a cleanup can be imposed on any responsible party. No such notices are currently pending.

  The FDA regulates the material content of direct-contact food containers and packages, including certain thinwall containers we manufacture pursuant to the Federal Food, Drug and Cosmetics Act. Certain of our products are also regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell our products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance. Although we use FDA approved resins and pigments in containers that directly contact food products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

  The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In particular, certain states have enacted legislation requiring products packaged in rigid plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.



ITEM 2.  PROPERTIES

      The following table sets forth our principal manufacturing facilities:

   LOCATION    SQUARE FOOTAGE             USE              OWNED/LEASED
   --------    --------------             ---              ------------
Evansville, IN    580,000     Headquarters and manufacturing  Owned
Henderson, NV     175,000     Manufacturing                   Owned
Iowa Falls, IA    100,000     Manufacturing                   Owned
Charlotte, NC     150,000     Manufacturing                   Owned
Lawrence, KS      424,000     Manufacturing                   Owned
Suffolk, VA       110,000     Manufacturing                   Owned
Monroeville, OH   350,000     Manufacturing                   Owned
Norwich, England   88,000     Manufacturing                   Owned
Woodstock, IL     170,000     Manufacturing                   Owned
Streetsboro, OH   140,000     Manufacturing                   Owned
Baltimore, MD     244,000     Manufacturing                   Owned
Milan, Italy      125,000     Manufacturing                  Leased
Chicago, IL       472,000     Manufacturing                  Leased
Richmond, IN      160,000     Manufacturing                   Owned
Syracuse, NY      215,000     Manufacturing                  Leased
Phoenix, AZ       266,000     Manufacturing                  Leased

      We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

      We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated March 3, 2004, stockholders that hold a majority of the stock entitled to vote approved an amendment to the BPC Holding Corporation 2002 Stock Option Plan to increase the number of Fixed Priced Options available under such plan from 250,038 to 300,038.

      By Written Consent in Lieu of a Meeting of the Stockholders of BPC Holding Corporation dated December 16, 2004, stockholders that hold a majority of the stock entitled to vote approved an amendment to the BPC Holding Corporation 2002 Stock Option Plan to increase the number of Fixed Priced Options available under such plan from 300,038 to 307,545.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

      There is no established public trading market for any class of common stock of Holding or the Company. With respect to the capital stock of Holding, as of March 18, 2005, there were 133 holders of the common stock. All of the issued and outstanding common stock of the Company is held by Holding.

DIVIDEND POLICY

      Holding has not paid cash dividends on its capital stock since the Merger. As a holding company with no independent operations, the ability of Holding to pay cash dividends will be dependent on the receipt of dividends or other payments from the Company. Under the terms of the Indenture dated as of July 22, 2002, as supplemented (the "Indenture"), among the Company, Holding, all of its direct and indirect domestic subsidiaries, and U.S. Bank Trust National Association, as Trustee ("U.S. Bank"), the Company has restrictions regarding the payment of dividends on its common stock. In addition, the Company's second amended and restated senior secured credit facility, as amended, contains covenants that, among other things, restrict the payment of dividends by the Company. In addition, Delaware law limits Holding's ability to pay dividends from current or historical earnings or profits or capital surplus. Any determination to pay cash dividends on common stock of the Company or Holding in the future will be at the discretion of the Board of Directors of the Company and Holding, respectively.

EQUITY COMPENSATION PLAN INFORMATION

      See Item 12 of this Form 10-K entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data are derived from our consolidated financial statements. The data should be read in connection with the consolidated financial statements, related notes and other financial information included herein. Our fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2004," "2003," "2002," "2001," and "2000" relate to the fiscal years ended
January 1, 2005, December 27, 2003, December 28, 2002, December 29, 2001, and December 30, 2000, respectively. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the Merger on July 22, 2002. Our historical consolidated financial information may not be comparable to or indicative of our future performance. For a discussion of certain factors that materially affect the comparability of the consolidated financial data or cause the data reflected herein not to be indicative of our future financial condition or results of operations, see "Risk Factors."

                                                                              BPC HOLDING CORPORATION
                                                                             -------------------------
                                                                                       FISCAL
                                                                             -------------------------
                                                                              COMBINED
                                                                              COMPANY &
                                                   COMPANY       COMPANY     PREDECESSOR    PREDECESSOR    PREDECESSOR
                                                  ---------     ---------   -------------  -------------  -------------
                                                    2004          2003           2002           2001          2000
                                                  ---------     ---------   -------------  -------------  -------------
                                                                       (IN THOUSANDS OF DOLLARS)
Statement of Operations Data:
   Net sales                                       $814,213     $551,876      $494,303         $461,659      $408,088
   Cost of goods sold                               639,329      420,750       371,273          338,000       312,119
                                                  ----------   ----------    ----------       ----------    ----------
   Gross profit                                     174,884      131,126       123,030          123,659        95,969
   Operating expenses (a)                            81,008       59,936        77,467           70,192        65,862
                                                  ----------   ----------    ----------       ----------    ----------
   Operating income                                  93,876       71,190        45,563           53,467        30,107
   Other expenses (income) (b)                            -           (7)          299              473           877
   Loss on extinguished debt (c)                          -          250        25,328                -         1,022
   Interest expense, net (d)                         53,185       45,413        49,254           54,355        51,457
                                                  ----------   ----------    ----------       ----------    ----------

   Income (loss) before income taxes                 40,691       25,534       (29,318)          (1,361)      (23,249)
   Income taxes (benefit)                            17,740       12,486         3,298              734          (142)
                                                  ----------   ----------    ----------       ----------    ----------

   Net income (loss)                                 22,951       13,048       (32,616)          (2,095)      (23,107)
   Preferred stock dividends                              -            -         6,468            9,790         6,655
   Amortization of preferred stock discount               -            -           574            1,024           768
                                                  ----------   ----------    ----------       ----------    ----------

   Net income (loss) attributable to common        $ 22,951     $ 13,048     $ (39,658)       $ (12,909)    $ (30,530)
   stockholders                                   ==========   ==========    ==========       ==========    ==========

Balance Sheet Data (at end of year):
   Working capital                                 $ 90,094    $  87,571     $  64,201        $  19,327     $  20,470
   Fixed assets                                     281,972      282,977       193,132          203,217       179,804
   Total assets                                   1,005,144    1,015,806       760,576          446,876       413,122
   Total debt                                       697,558      751,605       609,943          485,881       468,806
   Stockholders' equity (deficit)                   183,891      152,591        75,163         (139,601)     (137,997)

Other Data:
   Depreciation and amortization (e)                 60,816       44,078        41,965           50,907        42,148
   Capital expenditures                              52,624       29,949        28,683           32,834        31,530


(a) Operating expenses include $20,987 related  to  the  Merger  during  fiscal
   2002.

(b) Other expenses (income) consist of net losses (gains) on disposal of property and equipment for the respective years.

(c) The loss on extinguished debt in 2003 represents the legal costs associated with amending the senior credit facility in connection with the Landis Acquisition. As a result of the retirement all of Holding's senior secured notes and Berry Plastics' senior subordinated notes and the repayment of all amounts owed under our credit facilities in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt. In 2000, the loss on extinguished debt relates to deferred financing fees written off as a result of amending the retired senior credit facility.

(d) Includes non-cash interest expense of $1,862, $2,318, $2,476, $11,268, and $18,047, in fiscal 2004, 2003, 2002, 2001, and 2000, respectively.

(e) Depreciation and amortization excludes non-cash amortization of deferred financing fees and debt premium/discount amortization which are included in interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "BPC Holding" or "Holding" refer to BPC Holding Corporation, references to "we," "our" or "us" refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to "Berry Plastics" or the "Company" refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. For analysis purposes, the results under Holding's prior ownership ("Predecessor") have been combined with results subsequent to the merger on July 22, 2002 described below. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section at the end of this discussion. Our actual results may differ materially from those contained in any forward-looking statements.

      On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

OVERVIEW

      We are one of the world's leading manufacturers and suppliers of a diverse mix of rigid plastics packaging products focusing on the open-top container, closure, aerosol overcap, drink cup and housewares markets. We sell a broad product line to over 12,000 customers. We concentrate on manufacturing higher quality, value-added products sold to image-conscious marketers of institutional and consumer products. We believe that our large operating scale, low-cost manufacturing capabilities, purchasing leverage, proprietary thermoforming technology and extensive collection of over 1,000 active proprietary molds provide us with a competitive advantage in the marketplace. We have been able to leverage our broad product offering, value-added manufacturing capabilities and long-standing customer relationships into leading positions across a number of products. Our top 10 customers represented approximately 35% of our fiscal 2004 net sales with no customer accounting for more than 8% of our fiscal 2004 net sales. The average length of our relationship with these customers was over 20 years. Our products are primarily sold to customers in industries that exhibit relatively stable demand characteristics and are considered less sensitive to overall economic conditions, such as pharmaceuticals, food, dairy and health and beauty. Additionally, we operate 16 high-volume manufacturing facilities and have extensive distribution capabilities. We organize our business into four operating divisions: containers, closures, consumer products, and international. At the end of fiscal 2004, we had approximately 4,550 employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $3.2 million and $2.7 million as of January 1, 2005 and December 27, 2003, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company. Our reserve for inventory obsolescence was $3.8 million and $4.1 million as of January 1, 2005 and December 27, 2003, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $2.0 million and $3.0 million, including reserves for expected medical claims incurred but not reported, as of January 1, 2005 and December 27, 2003, respectively.

Workers' compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers' compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters' independent analyses by claim. Based on our analysis, we believe that our recorded workers' compensation liability should be sufficient. A ten percent increase or decrease in our workers' compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers' compensation claims was $3.5 million and $3.1 million as of January 1, 2005 and December 27, 2003, respectively.

Revenue recognition. Revenue from sales of products is recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets. In accordance with the methodology described in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $1.3 million and $16.9 million as of January 1, 2005 and December 27, 2003, respectively. The decrease of $15.6 million in 2004 can be primarily attributed to the use of fully reserved net operating losses and increases in the temporary differences related to property and equipment.

  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs and others could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004,) Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclose the impact on net income (loss) in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. For nonpublic companies, as defined, the effective date of SFAS No. 123R is the beginning of the first annual reporting period that begins after December 15, 2005, although early adoption is allowed. We expect to adopt SFAS No. 123R in the first quarter of 2006, but have not yet evaluated what effect the adoption of this new standard will have on our financial position or results of operations.

   In  November  2004,  the  FASB  issued  Statement  of  Financial  Accounting
Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. We has not yet evaluated what effect the adoption of this new standard will have on our financial position or results of operations.


ACQUISITIONS

  We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. Most businesses we have acquired had profit margins that are lower than that of our existing business, which results in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

YEAR ENDED JANUARY 1, 2005
COMPARED TO YEAR ENDED DECEMBER 27, 2003

      Net Sales. Net sales increased $262.3 million, or 48%, to $814.2 million in 2004 from $551.9 million in 2003 with an approximate 4% increase in net selling price due to the pass through of higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $29.5 million or 6% in 2004. Container net sales increased $229.8 million with the Landis Acquisition providing domestic container net sales of approximately $221.3 million in 2004 versus $20.1 million in 2003. Due to the movement of business between the acquired Landis facilities and our pre-existing facilities, the amount of sales related to the Landis Acquisition is estimated. The increase in container net sales is primarily a result of the Landis Acquisition, increased selling prices and base business growth in several of the division's product lines. Closure net sales increased $2.2 million primarily due to the higher selling prices and increased volume in the United States closure product line partially offset by $3.3 million of 2004 net sales reclassified to the international division as described below. Consumer products net sales increased $14.3 million in 2004 primarily due to increased sales from thermoformed drink cups and housewares partially offset by reduced volume from injection drink cups. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003. The international division provided net sales of $38.1 million in 2004 compared to $22.0 million in 2003 primarily as a result of the effects of this reclassification and the Landis Acquisition.

      Gross Profit. Gross profit increased $43.8 million from $131.1 million (24% of net sales) in 2003 to $174.9 million (21% of net sales) in 2004. This increase of 33% includes the combined impact of the additional sales volume, productivity improvement initiatives, and the timing effect of the 4% increase in net selling prices due to higher resin costs passed through to our customers partially offset by increased raw material costs. The historical margin percentage of the business acquired in the Landis Acquisition was significantly less than the Company's historical gross margin percentage, which reduced our consolidated margin percentage. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the Landis integration, in the fourth quarter of 2003, we closed our Monticello, Indiana facility, which was acquired in the Landis Acquisition. The business from this location was distributed throughout our facilities. In addition, we completed the integration of the Landis facilities in 2004 to our integrated computer software system. Also, significant productivity improvements were made on the base business in 2004, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

      Operating Expenses. Selling expenses increased by $2.5 million to $26.4 million for 2004 from $23.9 million principally as a result of increased selling expenses associated with higher sales partially offset by cost reduction efforts. General and administrative expenses increased from $25.7 million to $38.5 million in 2004. This increase of $12.8 million can be primarily attributed to the Landis Acquisition and increased accrued bonus expenses. Research and development costs increased $0.3 million to $3.8 million in 2004 primarily as a result of the Landis Acquisition. Intangible asset amortization increased from $3.3 million in 2003 to $6.5 million for 2004, primarily as a result of additional intangible assets resulting from the Landis Acquisition. Other expenses were $5.8 million for 2004 compared to $3.6 million for 2003. Other expenses in 2004 include transition expenses of $4.0 million related to the Landis Acquisition and $1.8 million related to the shutdown and reorganization of facilities. Other expenses in 2003 include transition expenses of $1.5 million related to recently acquired businesses, $1.1 million related to the shutdown and reorganization of facilities, and $1.0 million related to an acquisition that was not completed.

  Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2004 was $53.2 million (7% of net sales) compared to $45.7 million (8% of net sales) in 2003, an increase of $7.5 million. This increase is primarily attributed to additional indebtedness utilized to finance the Landis Acquisition partially offset by decreased rates of interest on borrowings and debt principal reductions.

      Income Taxes. In 2004, we recorded income tax expense of $17.7 million for income taxes, or an effective tax rate of 44%, compared to $12.5 million, or an effective tax rate of 49%, for fiscal 2003. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $5.2 million over 2003 can be primarily attributed to improved operating performance.

      Net Income. We recorded net income of $23.0 million in 2004 compared to $13.0 million in 2003 for the reasons stated above.

YEAR ENDED DECEMBER 27, 2003
COMPARED TO YEAR ENDED DECEMBER 28, 2002

      Net Sales. Net sales increased $57.6 million, or 12%, to $551.9 million in 2003 from $494.3 million in 2002 with an approximate 5% increase in net selling price due to higher resin costs passed through to our customers. Our base business volume, excluding selling price changes and acquired business, increased by approximately $4.0 million or 1% in 2003. Container net sales increased $38.1 million with the Landis Acquisition providing net sales of approximately $20.1 million in 2003. The remaining increase in containers of $18.0 million can be primarily attributed to higher selling prices primarily due to passing through the costs of increased resin prices. Closure net sales increased $12.0 million in 2003 primarily due to the CCL acquisition, higher selling prices, and increased volume in the United States closure product line. Consumer products net sales increased $6.1 million in 2003 primarily due to increased sales from the thermoformed drink cup line and retail housewares partially offset by a reduction in sales of a specialty drink cup line. In 2004, we created our international division as a separate operating and reporting division to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 and 2002 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003 or 2002. The international division provided net sales of $22.0 million in 2003 compared to $20.6 million in 2002. This increase of $1.4 million can be primarily attributed to foreign currency translation.

      Gross Profit. Gross profit increased $8.1 million from $123.0 million (25% of net sales) in 2002 to $131.1 million (24% of net sales) in 2003. This increase of 7% includes the combined impact of the added sales volume, productivity improvement initiatives and the timing effect of the 5% increase in net selling prices partially offset by higher raw material costs. We have continued to consolidate products and business of recent acquisitions to the most efficient tooling, providing customers with improved products and customer service. As part of the integration, in the fourth quarter of 2002 we closed our Fort Worth, Texas facility, which was acquired in the Pescor acquisition, and in the fourth quarter of 2003, we initiated the closing of our Monticello, Indiana facility. The Monticello facility was acquired in the Landis Acquisition. The business from these locations was distributed throughout our facilities. Also, significant productivity improvements were made in 2003, including the addition of state-of-the-art injection molding, thermoforming and post molding equipment at several of our facilities.

      Operating Expenses. Selling expenses increased by $1.7 million to $23.9 million for 2003 from $22.2 million principally as a result of increased selling expenses resulting from increased sales. General and administrative expenses increased from $23.4 million to $25.7 million in 2003. This increase of $2.3 million can be primarily attributed to the Landis Acquisition and increased accrued bonus expenses. Research and development costs increased $0.6 million to $3.5 million in 2003 primarily as a result of an increase in projects under development and the Landis Acquisition. Intangible asset amortization increased from $2.4 million in 2002 to $3.3 million for 2003, primarily as a result of intangibles resulting from the Merger and the Landis Acquisition. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. Other expenses were $3.6 million for 2003 compared to $5.6 million for 2002. Other expenses in 2003 include transition expenses of $1.5 million related to recently acquired businesses, $1.1 million related to the shutdown and reorganization of facilities, and $1.0 million related to an acquisition that was not completed. Other expenses in 2002 include transition expenses of $1.3 million related to recently acquired businesses, $4.1 million related to the shutdown and reorganization of facilities, and $0.2 million related to an acquisition that was not completed.

  Interest Expense, Net. Net interest expense, including amortization of deferred financing costs and debt premium, for 2003 was $45.7 million (8% of net sales) compared to $74.6 million (15% of net sales) in 2002, a decrease of $28.9 million. This decrease is primarily attributed to $18.7 million of prepayment fees and related charges and $6.6 million of deferred financing fees written off in 2002 due to the extinguishment of debt in connection with the Merger and decreased rates of interest on borrowings in 2003.

      Income Taxes. In 2003, we recorded income tax expense of $12.5 million for income taxes, or an effective tax rate of 49%, compared to $3.3 million for fiscal 2002. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $9.2 million over 2002 can be attributed to the Merger as the use of fully reserved net operating loss carryforwards that existed at the time of the Merger have been recorded as a reduction to goodwill.

      Net  Income  (Loss).   We  recorded  net income of $13.0 million in  2003
compared to a net loss of $32.6 million in 2002 for the reasons stated above.

INCOME TAX MATTERS

      As of January 1, 2005, Holding has unused operating loss carryforwards of $61.1 million for federal income tax purposes which begin to expire in 2012. Alternative minimum tax credit carryforwards of approximately $3.8 million are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, $45.0 million of the unused operating loss carryforward is limited to approximately $12.9 million per year, and $16.0 million of the unused operating loss carryforward occurred subsequent to the Merger and is not subject to an annual limitation.

LIQUIDITY AND CAPITAL RESOURCES

      On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, we amended and restated the Credit Facility (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of the Company and the subsidiaries under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At January 1, 2005 and December 27, 2003, there were no borrowings outstanding on the revolving credit facility.

      Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate or the federal funds rate plus 0.5%) plus the applicable margin (the "Base Rate Loans") or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the "Eurodollar Rate Loans"). With respect to the term loan, the "applicable margin" is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum (4.22% at January 1, 2005). In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through January 1, 2005. With respect to the revolving credit facility, the "applicable margin" is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through January 1,
2005). The "applicable margin" with respect to Base Rate Loans will always be 1.00% per annum less than the "applicable margin" for Eurodollar Rate Loans. The interest rate applicable to overdue payments and to outstanding amounts following an event of default under the Second Amended and Restated Credit Facility is equal to the interest rate at the time of an event of default plus 2.00%. We also must pay commitment fees ranging from 0.375% per annum to 0.50% per annum on the average daily unused portion of the revolving credit facility. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. The agreement was effective January 15, 2003 and terminates on July 15, 2006.

      The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on our ability to incur specified additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures and investments and dispose of assets or consummate acquisitions. The Second Amended and Restated Credit Facility contains (1) a minimum interest coverage ratio as of the last day of any quarter of 2.15:1.00 per quarter for the quarters ending December 2004 and March 2005, 2.25:1.00 per quarter for the quarters ending June 2005 through March 2006, 2.35:1.00 per quarter for the quarters ending June 2006 through December 2006 and 2.50:1.00 per quarter thereafter, (2) a maximum amount of capital expenditures (subject to the rollover of certain unexpended amounts from the prior year and increases due to acquisitions) of $50 million for the year ending 2004, $60 million for the years ending 2005, 2006 and 2007, and $65 million for each year thereafter, and (3) a maximum total leverage ratio as of the last day of any quarter of 5.50:1.00 per quarter for the quarters ending December 2004 through June 2005, 5.25:1.00 per quarter for the quarters ending September 2005 and December 2005, 5.00:1.00 per quarter for the quarters ending March 2006 and June 2006, 4.75:1.00 per quarter for the quarters ending September 2006 through March 2007, 4.50:1.00 per quarter for the quarters ending June 2007 through December 2007, 4.25:1.00 per quarter for the quarters ending March 2008 through December 2008, and 4.00:1.00 per quarter thereafter. The occurrence of a default, an event of default or a material adverse effect on Berry Plastics would result in our inability to obtain further borrowings under our revolving credit facility and could also result in the acceleration of our obligations under any or all of our debt agreements, each of which could materially and adversely affect our business. We were in compliance with all of the financial and operating covenants at January 1, 2005.

      In 2004, we made two voluntary principal prepayments totaling $45.0 million on our senior term debt resulting in a revision of the loan amortization schedule. Accordingly, the term loan amortizes quarterly as follows: $831,312 each quarter beginning March 31, 2005 and ending June 30, 2009; and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010. Borrowings under the Second Amended and Restated Credit Facility are subject to mandatory prepayment under specified circumstances, including if we meet specified cash flow thresholds, collect insurance proceeds in excess of certain thresholds, issue equity securities or debt or sell assets not in the ordinary course of business, or upon a sale or change of control of the Company. There is no required amortization of the revolving credit facility.

Outstanding borrowings under the revolving credit facility may be repaid at any time, and may be reborrowed at any time prior to the maturity date which is on July 22, 2008. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings and up to $10.0 million of swingline loans. At January 1, 2005 and December 27, 2003, we had $8.5 million and $7.4 million, respectively, in letters of credit outstanding under our revolving credit facility.

      On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2003. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

      On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the "Add-on Notes" and together with the 2002 Notes, the "Notes"). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million as the Add-on Notes were sold at a premium of 12% over the face amount. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The Add-on Notes constitute a single class with the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

      We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the Notes may be redeemed at 110.75% of the principal amount at our option from the proceeds of an equity offering. Upon a change in control, as defined in the indenture under which the Notes were issued (the "Indenture"), each holder of Notes will have the right to require us to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

      Our contractual cash obligations as of January 1, 2005 are summarized in the following table.

                                                PAYMENTS DUE BY PERIOD AT JANUARY 1, 2005
                                          ------------------------------------------------------
                                            TOTAL    <1 YEAR   1-3 YEARS   4-5 YEARS    >5 YEARS
                                            -----    -------   ---------   ---------    --------
Long-term debt, excluding capital leases  $667,760   $ 3,825     $ 7,650    $162,937    $493,348
Capital leases                              26,104     8,397       8,654       9,053           -
Operating leases                           109,047    13,645      23,359      17,927      54,116
Purchase obligations (1)                    56,521    56,521           -           -           -
                                          --------   --------    --------   --------    --------
Total contractual cash obligations        $859,894   $82,850     $39,663    $189,917    $547,464

     (1)Represents open purchase commitments for purchases of resin and capital expenditures in the normal course of operations.

      Net cash provided by operating activities was $75.2 million in 2004 as compared to $79.8 million in 2003. This decrease of $4.6 million can be primarily attributed to increased working capital needs due to revenue growth, increased resin costs, and increased quantities of resin as a result of mechanical hedging partially offset by improved operating performance. Net cash provided by operating activities was $79.8 million in 2003 as compared to $26.6 million in 2002. This increase of $53.2 million can be primarily attributed to Merger related expenses of $21.0 million in 2002, improved operating performance as our net income (loss) plus non-cash expenses excluding the Merger related expenses improved $8.1 million, and improved working capital management.

      Net cash used for investing activities decreased from $265.7 million in 2003 to $45.5 million in 2004 primarily as a result of the Landis Acquisition in 2003 and the receipt of $7.4 million in 2004 related to the working capital adjustment from the Landis Acquisition. In addition, Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of our annual consolidated net sales. Capital expenditures in 2004 were $52.6 million, an increase of $22.7 million from $29.9 million in 2003. Capital expenditures in 2004 included investments of $11.1 million for facility additions and renovations, production systems and offices necessary to support production operating levels throughout the company, $14.8 million for molds, $17.1 million for molding and printing equipment, and $9.6 million for accessory equipment and systems. The capital expenditure budget for 2005 is expected to be approximately $53.0 million. Net cash used for investing activities increased from $44.9 million in 2002 to $265.7 million in 2003 primarily as a result of the Landis Acquisition in 2003 partially offset by $12.4 million of capitalized Merger costs in 2002.

      Net cash used for financing activities was $55.7 million in 2004 as compared to cash provided by financing activities of $196.8 million in 2003. The change can be primarily attributed to the Landis Acquisition financing in 2003 and the voluntary prepayment of $45.0 million of the senior term loans in 2004. Net cash provided by financing activities was $196.8 million in 2003 as compared to $32.4 million in 2002. The increase of $164.4 million can be primarily attributed to the Landis Acquisition in 2003 partially offset by the Merger.

      Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2005 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the Second Amended and Restated Credit Facility. We base such belief on historical experience and the substantial funds available under the Second Amended and Restated Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section. In particular, increases in the cost of resin which we are unable to pass through to our customers or significant acquisitions could severely impact our liquidity. At January 1, 2005, our cash balance was $0.3 million, and we had unused borrowing capacity under the Second Amended and Restated Credit Facility's borrowing base of $91.5 million. Although the $91.5 million was available at January 1, 2005, the covenants under our Second Amended and Restated Credit Facility may limit our ability to make such borrowings in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our Second Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility is comprised of (1) a $365.5 million term loan and
(2) a $100.0 million revolving credit facility. At January 1, 2005, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at January 1, 2005 was $330.8 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the Second Amended and Restated Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility and as a result of an economic slowdown and corresponding interest rate reductions, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. At January 1, 2005, the Eurodollar rate applicable to the term loan was 2.22%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $0.8 million and $1.7 million, respectively.

Plastic Resin Cost Risk

      We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our normal operations through purchasing negotiation, mechanical hedging, switching between HDPE and PP for certain products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

      As part of our risk management strategy, in the fourth quarter of 2004, we entered into resin forward hedging transactions constituting approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period.

      The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and will be recognized in earnings when realized as an adjustment to cost of goods sold. The fair values of these contracts at January 1, 2005 was an unrealized gain of $5.2 million. Based on the Company's resin price exposure at January 1, 2005, a hypothetical 10% change in resin prices without any pass through to our customers for a one-year period would change income before income taxes by approximately $28.3 million.

ITEM 7B.RISK FACTORS

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

  We have substantial debt, and we may incur substantial additional debt in the future. As of January 1, 2005, we had total indebtedness of approximately $697.6 million, excluding $8.5 million in letters of credit under our revolving credit facility and, subject to certain conditions to borrowing, $91.5 million available for future borrowings under our revolving credit facility.

  Our substantial debt could have important consequences to you. For example, it could:

   a) require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;
   b) increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs;
   c) limit our ability to respond to business opportunities;
   d) limit our ability to borrow additional funds, which may be necessary; and
   e) subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

  Our ability to make payments on our debt, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this section, that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facilities in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our new senior secured credit facilities, on commercially reasonable terms or at all.

The agreements governing our debt impose restrictions on our business.

  The Indenture and the Second Amended and Restated Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

     a)incur indebtedness or issue preferred shares;
     b)pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;
     c)create liens;
     d)agree   to   payment   restrictions   affecting   our   restricted
         subsidiaries;
     e)make acquisitions;
     f)consolidate, merge, sell or lease all or substantially all of our assets;

     g)enter into transactions with our affiliates; and
     f)designate our subsidiaries as unrestricted subsidiaries.

  Our Second Amended and Restated Credit Facility also requires us to meet a number of financial ratios. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions and are subject to the risks in this "Risk Factors" section. The breach of any of these covenants or restrictions could result in a default under the Indenture or our Second Amended and Restated Credit Facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable. If we were unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

We have experienced consolidated net losses.

  Our net losses were $23.1 million for fiscal 2000, $2.1 million for fiscal 2001 and $32.6 million for fiscal 2002. Consolidated earnings have been insufficient to cover fixed charges by $20.5 million for fiscal 2000, by $0.8 million for fiscal 2001 and by $3.1 million for fiscal 2002.

We do not have guaranteed supply or fixed-price contracts with plastic resin suppliers.

  We source plastic resin primarily from major industry suppliers such as Dow, Basell, Nova, Total (formerly Atofina), Equistar, Sunoco, BP Amoco, and ExxonMobil. We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of our resin vendors. We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers. Any such shortage may negatively impact our competitive position versus companies that are able to better or more cheaply source resin. Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past several years, we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the extent and rapid nature of these increases, we cannot reasonably estimate the extent to which we will be able to successfully recover these cost increases in the short-term. If rapidly increasing resin prices occur, our revenue and/or profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the costs of resin to customers under current agreements and in the longer term as we negotiate new agreements or if our customers seek product substitution.

If market conditions do not permit us to pass on the cost of plastic resins to our customers on a timely basis, or at all, our financial condition and results of operations could suffer materially.

  To produce our products we use large quantities of plastic resins, which in fiscal 2004 cost us approximately $283.0 million, or 44% of our total cost of goods sold. Plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. The instability in the world markets for oil and natural gas could materially adversely affect the prices and general availability of raw materials quickly. Based on information from Plastics News, an industry publication, prices of HDPE and PP on January 1, 2005 were $0.655 per pound and $0.64 per pound, respectively, reflecting increases of $0.20 per pound, or 44%, and $0.23 per pound, or 56%, over the respective prices from December 27, 2003. Historically, we have generally been able to pass on a significant portion of the increases in resin prices to our customers over a period of time, but even in such cases there have been negative short-term impacts to our financial performance. Certain of our customers (currently fewer than 10% of our net sales) purchase our products pursuant to fixed-price arrangements in respect of which we have at times and may continue to enter into hedging or similar arrangements. In the future, we may not be able to pass on substantially all of the increases in resin prices to our customers on a timely basis, if at all, which may have a material adverse effect on our competitive position and financial performance.

We may not be able to compete successfully and our customers may not continue to purchase our products.

  We face intense competition in the sale of our products. We compete with multiple companies in each of our product lines, including divisions or subsidiaries of larger companies and foreign competitors with lower cost structures. We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal and glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes. Many of our product lines also compete with plastic products in other lines and segments. Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition. In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves. Each of our product lines faces a different competitive landscape. We may not be able to compete successfully with respect to any of the foregoing factors. Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

In the event of a catastrophic loss of our key manufacturing facility, our business would be adversely affected.

  Our primary manufacturing facility is in Evansville, Indiana, where we produce approximately one-fourth of our products. Also, our primary computer software system resides on a computer that is located in the Evansville facility. While we maintain insurance covering the facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of the facility due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our acquisition strategy may be unsuccessful.

  As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We cannot assure you that we will be able to consummate any such transactions at all or that any future acquisitions will be able to be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

   a) the focus of management's attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;
   b) the incorporation of acquired products into our product line;
   c) the increasing demands on our operational systems;
   d) adverse effects on our reported operating results; and
   e) the loss of key employees and the difficulty of presenting a unified corporate image.

  We may be unable to make appropriate acquisitions because of competition for the specific acquisition. In pursuing acquisitions, we compete against other plastic product manufacturers, some of which are larger than we are and have greater financial and other resources than we have. We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. As a company without public equity, we may not be able to offer attractive equity to potential sellers. Additionally, our acquisition strategy may result in significant increases in our outstanding indebtedness and debt service requirements. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

  We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with the Landis Acquisition and any future acquisitions. We have required the selling stockholders of Landis to indemnify us against certain undisclosed liabilities. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

The integration of acquired businesses may result in substantial costs, delays or other problems.

  We may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of such integration could have a material adverse effect on our operating results and financial condition. Such costs include non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, plant closing and similar costs and various other acquisition-related costs. In addition, although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, we are faced with risks, including:

   a)the  possibility  that  it  will   be  difficult  to  integrate  the
      operations into our other operations;
   b)the  possibility  that  we  have  acquired  substantial  undisclosed liabilities;
   c)the risks of entering markets or offering services for which we have no prior experience; and
   d)the  potential  loss  of  customers  as   a  result  of  changes  in
      management; and the possibility we may be unable to recruit additional managers with the necessary skills to supplement the incumbent management of the acquired business.

  We may not be successful in overcoming these risks.

  An acquisition may be significantly larger than any of our previous acquisitions. The significant expansion of our business and operations resulting from the acquisition may strain our administrative, operational and financial resources. The integration may require substantial time, effort, attention, and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of sales or an increase in operating or other costs. The foregoing could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition.

We rely on unpatented proprietary know-how and trade secrets.

  In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed to us when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. Furthermore, no assurance can be given that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees and/or an injunction against the sale of our products or that we would prevail in any litigation or be successful in preventing such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

A   significant   amount  of  our  net  worth  represents  goodwill  and  other intangibles, and a write-off could result in lower reported net income and a reduction of our net worth.

  As of January 1, 2005, the net value of our goodwill and other intangibles was approximately $503.3 million. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet. We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the new impairment testing guidelines outlined in the standard. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a noncash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

  Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites) could result in additional compliance or remediation costs or other liabilities. We have limited insurance coverage for environmental liabilities and we do not anticipate increasing such coverage in the future. We may also assume significant environmental liabilities in acquisitions. In addition, federal, state and local governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions. Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us. Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.

      The Food and Drug Administration ("FDA") regulates the material content of direct-contact food containers and packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act. Furthermore, some of our products are regulated by the Consumer Product Safety Commission ("CPSC") pursuant to various federal laws, including the Consumer Product Safety Act. Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell products. In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance. Although we use FDA-approved resins and pigments in containers that directly contact food products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found to be not in compliance with these and other requirements. A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us. See "Business -- Environmental matters and government regulation."

Our operations outside of the United States are subject to additional currency exchange, political, investment and other risks.

      We currently operate two facilities outside the United States which combined for approximately 3% of our 2004 net sales. This amount may change in the future. As such we are subject to the risks associated with selling and operating in foreign countries, including devaluations and fluctuations in foreign currencies, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payments by foreign subsidiaries. The imposition of taxes and imposition or increase of investment and other restrictions, tariffs or quotas may also have a negative effect on our business and profitability. Our sales outside the United States from our domestic plants, which represented approximately 2% of our 2004 net sales, are subject to similar risks.

We are controlled by affiliates of Goldman, Sachs & Co. and J.P. Morgan Securities Inc., and their interests as equity holders may conflict with your interests.

      As a result of the Merger, certain private equity funds affiliated with Goldman, Sachs & Co. and J.P. Morgan Securities Inc. own a substantial majority of our common stock. The interests of Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates may not in all cases be aligned with your interests. Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates, control the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, certain acquisitions or sales of all or substantially all of our assets. For example, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. and their respective affiliates could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve significant risks.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets at January 1, 2005 and December 27, 2003       F-2

Consolidated Statements of Operations for the periods ended January 1,
   2005 and December 27, 2003, the periods from July 22,
   2002 to December 28, 2002 and December 30, 2001 to July 21, 2002        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the periods ended January 1, 2005 and December 27,
   2003, the periods from July 22, 2002 to December 28, 2002 and
   December 30, 2001 to July 21, 2002                                      F-5

Consolidated Statements of Cash Flows for the periods ended January 1,
   2005 and December 27, 2003, the periods from July 22,
   2002 to December 28, 2002 and December 30, 2001 to July 21, 2002        F-7

Notes to Consolidated Financial Statements                                 F-8


                     INDEX TO FINANCIAL STATEMENT SCHEDULES
    All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b) Changes in internal controls.

      None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Holding:

          NAME           AGE                                  TITLE
          ----           ---                                  -----
Joseph H. Gleberman(1).. 47 Chairman and Director
Ira G. Boots(1)......... 51 President, Chief Executive Officer and Director
James M. Kratochvil..... 48 Executive Vice President, Chief Financial Officer, Treasurer and Secretary
R. Brent Beeler......... 52 Executive Vice President
Gregory J. Landis....... 54 Director
William J. Herdrich..... 54 Executive Vice President
Christopher C. Behrens(1)44 Director
Terry R. Peets.......... 60 Director
Stephen S. Trevor(1)(2). 41 Director
Mathew J. Lori(2)....... 41 Director

(1)   Member of the Equity Compensation Committee.
(2)   Member of the Audit Committee.

      The following table sets forth certain information with respect to the executive officers, directors and certain key personnel of Berry Plastics:

            NAME            AGE                                  TITLE
            ----            ---                                  -----
Joseph H. Gleberman(1)(3)(4)47 Chairman and Director
Ira G. Boots(1)(4)......    51 President, Chief Executive Officer and Director
James M. Kratochvil.....    48 Executive Vice President, Chief Financial Officer, Treasurer and Secretary
R. Brent Beeler.........    52 President - Containers and Consumer Products
Gregory J. Landis.......    54 President - Container Division and Director
William J. Herdrich.....    54 Executive Vice President and General Manager - Closures
Douglas E. Bell.........    53 Vice President - International Business Development
Christopher C. Behrens(1)(3)44 Director
Terry R. Peets..........    60 Director
Stephen S. Trevor(1)(2)(4)  41 Director
Mathew J. Lori(2)(4)....    41 Director

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Finance Committee.
(4)   Member of the Corporate Development Committee.

      JOSEPH H. GLEBERMAN has been chairman of the board of directors of Holding and Berry Plastics since the closing of the Merger and has been a Managing Director at Goldman, Sachs & Co. since 1996. He serves on the Board of Directors of aaiPharma, IPC Acquisition Corp., and MCG Capital Corporation, as well as a number of private companies. Mr. Gleberman received his M.B.A in 1982 from Stanford University Graduate School of Business and a M.A./B.A. from Yale University in 1980.

      IRA G. BOOTS has been President and Chief Executive Officer of Holding and Berry Plastics since June 2001, and a Director of Holding and Berry Plastics since April 1992. Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics since August 2000 and Vice President of Operations, Engineering and Product Development of the Company since April 1992. Mr. Boots was employed by Old Berry from 1984 to December 1990 as Vice President, Operations.

      JAMES M. KRATOCHVIL has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Holding and Berry since December 1997. He formerly served as Vice President, Chief Financial Officer and Secretary of the Company since 1991, and as Treasurer of the Company since May 1996. He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991. Mr. Kratochvil was employed by Old Berry from 1985 to 1991 as Controller.

      R. BRENT BEELER was named President - Containers and Consumer Products of Berry Plastics in October 2003 and has been an Executive Vice President of Holding since July 2002. He had been Executive Vice President and General Manager - Containers and Consumer Products of the Company since October 2002 and was Executive Vice President and General Manager - Containers since August 2000. Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of the Company since February 1996 and Vice President, Sales and Marketing of the Company since December 1990. Mr. Beeler was employed by Old Berry from October 1988 to December 1990 as Vice President, Sales and Marketing.

      GREGORY J. LANDIS became a Director of Holding and Berry Plastics and President - Container Division of Berry Plastics upon closing of the Landis Acquisition. Mr. Landis had been President of Landis Plastics, Inc. since 1991.

      WILLIAM J. HERDRICH has been an Executive Vice President of Holding since July 2002. He has been Executive Vice President and General Manager - Closures of the Company since August 2000. From May 2000 to August 2000, Mr. Herdrich was a consultant to the Company. During the period from April 1994 to May 2000, Mr. Herdrich was President, Executive Vice President and General Manager of Poly-Seal Corporation, a Delaware Corporation that we acquired in 2000. Mr. Herdrich was employed by Seaquist Closures from 1990 to April 1994 as Executive Vice President.

      DOUG BELL became our Vice President - International Business Development in January 2005. He was previously a Sales Manager - Specialty Products upon re-joining the Company in November 2004. Mr. Bell served in many capacities at Berry from his starting date in June 1980 to his initial retirement in June 1998, and served as a consultant to Berry and other companies from June 1998 until his return in November 2004.

      CHRISTOPHER C. BEHRENS has been a Director of Holding and Berry Plastics since the closing of the Merger and has been a Partner of J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase's Merchant Banking Group. Mr. Behrens serves on the Board of Directors of Brand Services Inc. and Interline Holdings, as well as a number of private companies. Mr. Behrens received a B.A. from the University of California at Berkeley and an M.A. from Columbia University.

      TERRY R. PEETS has been a Director of Holding and Berry Plastics since July 2004. Mr. Peets is an independent board member and also serves as Chairman of the Board and Director of World Kitchens, Inc., and as a Director of Doane Pet Care Company, Pinnacle Foods, Inc., and several other private companies. In addition to serving on many boards in recent years, Mr. Peets was Chairman and Director of Bruno's Supermarkets, Inc., from 2000 to 2003.
Mr. Peets received an M.B.A., with honors, from the Graduate School of Business at Pepperdine University.

      STEPHEN S,TREVOR has been a Director of Holding and Berry Plastics since August 2004 and has been a Managing Director at Goldman, Sachs & Co. since 1999. Mr. Trevor is a member of the Supervisory and Advisory Boards of Kabel Deutchland Holding GmbH & Co. KG. Mr. Trevor is also a Member of the Advisory Board of Cognis Deutschland GmbH & Co. KG.

      MATHEW J. LORI has been a Director of Holding since the closing of the Merger. Mr. Lori has been a Partner with J.P. Morgan Partners, LLC since January 2005. Mr. Lori was previously a Principal with J.P. Morgan Partners, LLC and its predecessor, Chase Capital Partners, since January 1998, and prior to that, Mr. Lori had been an Associate. Mr. Lori has been on the board of Berry Plastics since 1996, and is also a director of Doane Pet Care Company, Arbinet-thexchange, Inc., and a number of private companies. Mr. Lori received an M.B.A. from Kellogg Graduate School of Management at Northwestern University in 1993.

We are currently in the process of finalizing our Code of Ethics.

      In connection with the Merger, Holding entered into a stockholders agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. In connection with the Landis Acquisition, the agreement was amended such that under the current terms of this agreement, the parties have agreed to elect up to seven individuals designated by the Goldman Sachs funds, one of which must be a member of our management, and two individuals designated by the J.P. Morgan funds to Holding's and Berry Plastics' boards of directors. This agreement regarding the election of directors will continue in force until the occurrence of a qualified initial public offering of Holding's common stock. Of the current members of the boards of directors of Holding and Berry Plastics, Messrs. Gleberman, Boots, Trevor, Landis and Peets have been designated by the Goldman Sachs funds and Messrs. Behrens and Lori have been designated by the J.P. Morgan funds. The Goldman Sachs funds have the right to designate two additional individuals to be elected to Holding's and Berry's board of directors.

BOARD COMMITTEES

      The Board of Directors of Holding has an Audit Committee and an Equity Compensation Committee. The Audit Committee, consists of Messrs. Trevor and Lori. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Equity Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Trevor, establishes and approves equity compensation grants for our employees and consultants and administers the 2002 Stock Option Plan and the Key Employee Equity Investment Plan.

      The Board of Directors of the Company has a Compensation Committee, an Audit Committee, a Finance Committee and a Corporate Development Committee. The Compensation Committee, consisting of Messrs. Gleberman, Boots, Behrens and Trevor makes recommendations concerning salaries and incentive compensation for our employees and consultants. The Audit Committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Finance Committee, consisting of Messrs. Gleberman and Behrens oversees our capital structure and reviews and approves significant financing decisions. The Corporate Development Committee, consisting of Messrs. Gleberman, Boots, Trevor and Lori, oversees our business strategy and, in particular, reviews and recommends potential acquisition candidates.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to us during fiscal 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                                         ANNUAL
                                                                      COMPENSATION
                                                                      ------------
                                                                                       SECURITIES
                                                            FISCAL                     UNDERLYING        OTHER
           NAME AND PRINCIPAL POSITION                       YEAR   SALARY   BONUS(1)  OPTIONS (#)  COMPENSATION(2)
           ---------------------------                      ------  ------   --------  ----------   ---------------
Ira G. Boots                                                 2004 $442,226   $214,200           -     $ 14,476
   President and Chief Executive Officer                     2003  432,836    150,231       2,383       12,343
                                                             2002  424,536  1,452,018      61,814       12,505

James M. Kratochvil                                          2004 $284,909   $137,700           -     $ 11,576
   Executive Vice President, Chief Financial Officer,        2003  278,867     96,577       1,356       10,151
   Treasurer and Secretary                                   2002  273,400    945,026      35,040        9,889

R. Brent Beeler                                              2004 $345,995   $156,503           -      $ 4,028
   President - Containers and Consumer Products              2003  313,761    111,476       1,356        3,105
                                                             2002  298,172  1,080,496      35,229        2,590

Gregory J. Landis (3)                                        2004 $349,866   $      -      11,410      $ 3,494
   President - Container Division                            2003   49,500          -           -        2,688
                                                             2002        -          -           -            -

William J. Herdrich                                          2004 $280,093   $136,553           -      $ 5,521
   Executive Vice President and General Manager -            2003  274,180    117,772       1,356        5,109
   Closures                                                  2002  269,222    983,506      25,581        4,899


(1)Amounts shown include transaction bonuses in 2002 of $1,238,298, $788,298, $871,298, and $803,831 paid to Messrs. Boots, Kratochvil, Beeler, and Herdrich, respectively, in connection with the Merger.
(2)Amounts shown reflect contributions by the Company under the Company's 401(k) plan and the personal use of a company vehicle.
(3)Amounts shown reflect only the activity since the closing of the Landis Acquisition.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                  Potential Realizable Value
                                                                                  At Assumed Rates Of Stock
                                                                                      Price Appreciation
                                                                                       For Option Term
                                                                                  ---------------------------
                         Individual Grants
               -------------------------------------------
               Number Of Securities    % Of Total Options
               Underlying Options      Granted To Employees     Exercise    Expiration
      Name         Granted (#)             In Fiscal Year       Price ($)      Date        5%($)     10%($)
      ----     --------------------    --------------------     ----------  ----------     -----     ------


Gregory J. Landis      7,607 (1)              11.6                 120         1/1/14     574,100   1,454,839
Gregory J. Landis      3,803 (2)               5.8                 120         1/1/14     287,012     727,324

(1)Represents options granted on January 1, 2004, which (i) have an exercise price fixed at $120 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exerciseable over a five year period, beginning the last day of 2004 based on continued service with the Company.
(2)Represents options granted on January 1, 2004, which (i) have an exercise price fixed at $120 per share, which was the fair market value of a share of Holding Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with the Company.

FISCAL YEAR-END OPTION HOLDINGS

      The following table provides information on the number of exercisable and unexercisable management stock options held by the Named Executive Officers at January 1, 2005.

                                                      NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                           OPTIONS AT              IN-THE-MONEY OPTIONS
                     SHARES ACQUIRED                     FISCAL YEAR-END            AT FISCAL YEAR-END
       NAME           ON EXERCISE     VALUE REALIZED EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                                            (#)(2)                         (1)(2)
       ----          ---------------  -------------- -------------------------   -------------------------
Ira G. Boots               -                -             44,882/35,593             $2,325,194/$800,816
James M. Kratochvil        -                -             26,384/20,186              1,425,788/455,309
R. Brent Beeler            -                -             26,479/20,280              1,426,057/455,575
Gregory J. Landis          -                -              1,901/9,509                  47,525/237,725
William J. Herdrich        -                -             17,726/15,455                716,422/441,914

(1)None of Holding's capital stock is currently publicly traded. The values reflect management's estimate of the fair market value of the Common Stock at January 1, 2005.
(2)All options granted to management are exercisable for shares of Common Stock, par value $.01 per share, of Holding.

DIRECTOR COMPENSATION

      The Company has agreed to compensate Mr. Peets annual compensation of $30,000, paid quarterly, for his services plus reimbursement of out-of-pocket expenses. In addition, Holding issued stock appreciation rights in 2004 to Mr. Peets for 834 shares at the then fair market value that vest over four years as long as Mr. Peets continues to serve as a board member. No other Directors receive cash consideration for serving on the Board of Directors of Holding or the Company, but directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

EMPLOYMENT AGREEMENTS

      The Company has employment agreements with each of Messrs. Boots, Kratochvil, Beeler, Landis and Herdrich (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). The agreements for Boots, Kratochvil and Beeler expire on January 1, 2007. Mr. Herdrich's agreement expires on December 31, 2008, and Mr. Landis' agreement expires on January 1, 2009. The Employment Agreements provided for fiscal 2004 base compensation of $442,226, $284,909, $345,995, $349,866, and $280,093, respectively. Salaries are  subject  in  each  case  to  annual  adjustment at the discretion  of  the

Compensation Committee of the Board of Directors of the Company. The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of the Company. The Company may terminate each Employment Agreement for "cause" or a
"disability" (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Kratochvil, Beeler, Landis and Herdrich is terminated by Berry Plastics without ``cause'' or resigns for ``good reason'' (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year's base salary for each year of employment up to 30 years by Berry Plastics or a predecessor in interest (excluding Mr. Landis) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company has a Compensation Committee comprised of Messrs. Gleberman, Boots, Behrens, and Trevor. The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Landis, and Herdrich for fiscal 2004 were determined by the Compensation Committee in accordance with their respective employment agreements. All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee.

  Messrs. Gleberman and Trevor are Managing Directors of Goldman, Sachs & Co. Goldman, Sachs & Co. provided advisory and other services to us in connection with the Merger and the Landis Acquisition and acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes. Goldman, Sachs Credit Partners, L.P. participated in and acted as joint lead arranger, joint bookrunner and administrative agent for our Credit Facility, our Amended and Restated Credit Facility, and our Second Amended and Restated Credit Facility. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co. Messrs. Behrens and Lori are Partners of J.P. Morgan Partners, LLC, which is the private equity investment arm of J.P. Morgan Chase & Co. Various affiliates of J.P. Morgan provided advisory and other services to us in connection with the Merger and the Landis Acquisition and acted as a dealer-manager in connection with the related debt tender offers, acted as an initial purchaser in the offering of the 2002 Notes and Add-on Notes and participated in and acted as joint lead arranger, joint bookrunner and a syndication agent for our Credit Facility, our Amended and Restated Credit Facility, and our Second Amended and Restated Credit Facility. See the section of this Form 10-K titled "Certain Relationships and Related Transactions" for a description of these transactions between us and various affiliates of Goldman Sachs and J.P. Morgan.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

      All of the outstanding capital stock of the Company is owned by Holding. The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding as of March 18, 2005 with respect to
(1) each person known by Holding to own beneficially more than 5% of the outstanding shares of any class of its voting capital stock, (2) each of Holding's directors, (3) the Named Executive Officers and (4) all directors and executive officers of Holding as a group. Except as otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address for each stockholder is c/o Berry Plastics Corporation, 101 Oakley Street, Evansville, Indiana 47710.


                                                                              PERCENTAGE OF
                 NAME AND ADDRESS OF                                          COMMON STOCK
                   BENEFICIAL OWNER                        COMMON STOCK       OUTSTANDING*
                 -------------------                       ------------    ----------------
GS Capital Partners 2000, L.P. (2)                            1,155,042             33.0%
GS Capital Partners 2000 Offshore, L.P. (2)                     419,697             12.0
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (2)          48,278              1.4
GS Capital Partners 2000 Employee Fund, L.P. (2)                366,766             10.5
Stone Street 2000, L.P. (2)                                      36,069              1.0
Bridge Street Special  Opportunities Fund 2000, L.P. (2)         18,034                -
Goldman Sachs Direct Investment Fund 2000, L.P. (2)              60,114              1.7
J.P. Morgan Partners Global Investors, L.P. (3)                 120,820              3.4
J.P. Morgan Partners Global Investors (Cayman), L.P. (3)         61,203              1.7
J.P. Morgan Partners Global Investors (Cayman) II, L.P. (3)       6,825                -
J.P. Morgan Partners Global Investors A, L.P. (3)                16,848                -
J.P. Morgan Partners (BHCA), L.P. (3)                           704,262             20.1
J.P. Morgan Partners Global Investors (Selldown), L.P. (3)       44,594              1.3
Joseph H. Gleberman (4)                                       2,104,000             60.1
Christopher C. Behrens (5)                                      954,552             27.2
Stephen S. Trevor (6)                                         2,104,000             60.1
Terry R. Peets                                                      209 (7)            -
Mathew J. Lori(8)                                               954,552             27.2
Ira G. Boots                                                     85,600 (9)          2.4
James M. Kratochvil                                              49,912 (10)         1.4
R. Brent Beeler                                                  50,428 (11)         1.4
Gregory J. Landis                                               102,281 (12)         2.9
William J. Herdrich                                              34,228 (13)           -
All executive officers and directors as a group (10 persons)  3,503,080 (14)        96.5

* The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options held by such person or group that were exercisable or convertible within 60 days from March 18, 2005, but excludes shares of stock underlying options held by any other person.
-     Less than one percent.
(1)The authorized capital stock of Holding consists of 5,500,000 shares of capital stock, including 5,000,000 shares of Common Stock, $.01 par value (the "Holding Common Stock"), and 500,000 shares of Preferred Stock, $.01 par value (the "Preferred Stock").
(2)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004.
(3)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.
(4)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Gleberman is a Managing Director of Goldman, Sachs & Co. Mr. Gleberman disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(5)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Behrens is a Partner of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Behrens disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.
(6)Address is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York, 10004. Represents shares owned by equity funds affiliated with Goldman, Sachs & Co. Mr. Trevor is a Managing Director of Goldman, Sachs & Co. Mr. Trevor disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with Goldman, Sachs & Co.
(7)Includes stock appreciation rights to purchase 209 shares of Holding Common Stock granted to Mr. Peets, exercisable within 60 days of March 18, 2005.
(8)Address is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. Represents shares owned by equity funds affiliated with J.P. Morgan Chase & Co. Mr. Lori is a Partner of J.P. Morgan Partners, which is the private equity investment arm of J.P. Morgan Chase & Co. Mr. Lori disclaims any beneficial ownership of the shares of Holding Common Stock held by equity funds affiliated with J.P. Morgan Chase & Co.
(9)Includes options to purchase 47,655 shares of Holding Common Stock granted to Mr. Boots, exercisable within 60 days of March 18, 2005.
(10)Includes options to purchase 27,955 shares of Holding Common Stock granted to Mr. Kratochvil, exercisable within 60 days of March 18, 2005.
(11)Includes options to purchase 28,060 shares of Holding Common Stock granted to Mr. Beeler, exercisable within 60 days of March 18, 2005.
(12)Includes options to purchase 2,281 shares of Holding Common Stock granted to Mr. Landis, exercisable within 60 days of March 18, 2005.
(13)Includes options to purchase 18,824 shares of Holding Common Stock granted to Mr. Herdrich, exercisable within 60 days of March 18, 2005.
(14)Includes options to purchase 124,775 shares of Holding Common Stock granted to Executive Officers, exercisable within 60 days of March 18, 2005.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of January 1, 2005 regarding shares of common stock of Holding that may be issued under our existing equity compensation plans, including the BPC Holding Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") and the BPC Holding Corporation Key Employee Equity Investment Plan (the "Employee Stock Purchase Plan").


                                                                       Number of securities
                                                                      remaining available for
                 Number of securities to be    Weighted Average        future issuance under
                  issued upon exercise of      exercise price of      equity compensation plan
                   outstanding options,        outstanding options,   (excluding securities
Plan category      warrants and rights         warrants and rights    referenced in column (a))
--------------   --------------------------    -------------------    -------------------------
                           (a)                         (b)                      (c)
Equity compensation plans
 approved by security
  holders (1)                        -                         -                       -

Equity compensation plans
 not approved by security
   holders (2)                 454,283 (3)                   118                  43,489
                              ---------                  ---------               ---------
      Total                    454,283                       118                  43,489

(1)Does not include outstanding options to acquire 135,873 shares, at a weighted-average exercise price of $49.84 per share, that were assumed in connection with the Merger under the BPC Holding Corporation 1996 Stock Option Plan (the "1996 Plan"), as amended. No future options may be granted under the 1996 Plan.
(2)Consists of the 2002 Stock Option Plan and the Employee Stock Purchase Plan. Our Board adopted the 2002 Stock Option Plan and the Employee Stock Purchase Plan in August of 2002.
(3)Does not include shares of Holding Common Stock already purchased under the Employee Stock Purchase Plan as such shares are already reflected in the Company's outstanding shares.

1996 STOCK OPTION PLAN

      Holding currently maintains the BPC Holding Corporation 1996 Stock Option Plan ("1996 Option Plan"), as amended, pursuant to which nonqualified options to purchase 135,873 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on or before July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately before the Merger.

2002 STOCK OPTION PLAN

      Holding has adopted an employee stock option plan ("2002 Stock Option Plan"), as amended, pursuant to which options to acquire up to 495,073 shares of Holding's common stock may be granted to its employees, directors and consultants. At January 1, 2005, 454,283 options were outstanding under this plan. Options granted under the 2002 Stock Option Plan have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options have a ten-year term, subject to earlier expiration upon the termination of the optionholder's employment and other events. Some options granted under the plan become vested and exercisable over a five-year period based on continued service with Holding. Other options become vested and exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with Holding. Upon a change in control of Holding, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.

EMPLOYEE STOCK PURCHASE PLAN

      Holding has adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in Holding on a leveraged basis (certain senior employees also purchased shares of Holding common stock in connection with the Merger - see Item 13. "Certain Relationships and Related Transactions - Loans to Executive Officers"). Each eligible employee was permitted to purchase shares of Holding common stock having an aggregate value of up to the greater of (1) 150% of the value attributable to shares of Holding held by such employee immediately prior to the Merger or (2) $60,000. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of Holding common stock under the program with a promissory note. In the event that an employee defaults on a promissory note used to purchase such shares, Holding's only recourse is to the shares of Holding securing the note. In this manner, the remaining management acquired 41,628 shares in the aggregate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT WITH FIRST ATLANTIC

      Prior to the Merger, Atlantic Equity Partners International II, L.P. was our largest voting stockholder and we engaged First Atlantic Capital, Ltd. ("First Atlantic") to provide certain financial and management consulting services to us. Under our management agreement with First Atlantic, First Atlantic provided us with financial advisory and management consulting services in exchange for an annual fee of $750,000 and reimbursement for out-of-pocket costs and expenses. In consideration of such services, we paid First Atlantic fees and expenses of approximately $385,000 for fiscal 2002. In consideration of services performed in connection with the Merger, the Company paid First Atlantic fees and expenses of $1,786,000 in July 2002.

THE MERGER

      On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (1) each share of common stock of Holding issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (2) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding. Additionally, in connection with the Merger, we retired all of Holding's senior secured notes and Berry Plastics' senior subordinated notes, repaid all amounts owed under our credit facilities, redeemed all of the outstanding preferred stock of Holding, entered into a new credit facility and completed an offering of new senior subordinated notes of Berry Plastics. Immediately following the Merger, private equity funds affiliated with Goldman Sachs owned approximately 63% of the outstanding common stock of Holding, private equity funds affiliated with J.P. Morgan Chase & Co. owned approximately 29% and members of our management owned the remaining 8%.

      Advisory Fees. In connection with the Merger, we paid Goldman Sachs and its affiliates a total of $8.0 million for advisory and other services, J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., a total of $5.2 million for advisory and other services and First Atlantic Capital, Ltd., a total of $1.8 million for advisory and other services.

      Senior Subordinated Debt Purchases. In connection with the Merger, Berry Plastics sold $250 million of 10 3/4% senior subordinated notes to various private institutional buyers. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the transaction and received fees of approximately $4.4 million and $3.2 million, respectively, for services performed.

      Tender Offer Fees. Prior to the Merger, Holding and Berry Plastics engaged in tender offer and consent solicitations to acquire their outstanding senior secured and senior subordinated notes, respectively. J.P. Morgan Securities, Inc. acted as a dealer-manager in connection with these tender offer and consent solicitations for consideration of $0.1 million.

      Credit Facility. In connection with the Merger, we entered into a senior secured credit facility with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, as administrative agent. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the credit facility and received fees of $3.6 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the credit facility for consideration of approximately $3.6. million. In October 2002, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, L.P., which applies to $50.0 million of the term loans and protects both parties against fluctuations in interest rates. Under the interest rate swap agreement, the Eurodollar rate with respect to $50.0 million of the outstanding principal amount of the term loan will not exceed 6.75% or drop below 1.97%.

STOCKHOLDERS AGREEMENT WITH MAJOR STOCKHOLDERS

      In connection  with  the  Merger,  Holding  entered  into a stockholders'
agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. that, in the aggregate, own a majority of our common stock and J.P. Morgan Partners (BHCA), L.P. and other private equity funds affiliated with J.P. Morgan Chase & Co. that, in the aggregate, own approximately 28% of our common stock. Under the terms of this agreement, among other things: (1) the parties have agreed to elect individuals designated by the Goldman Sachs and J.P. Morgan funds to Holding's and Berry Plastics' boards of directors; (2) the Goldman Sachs and J.P. Morgan funds have the right to subscribe for a proportional share of future equity issuances by Holding; (3) after July 29, 2009, the J.P. Morgan funds have the right to demand that Holding cause the initial public offering of its common stock, if such an offering or other sale of Holding has not occurred by such time; and (4) Holding has agreed not to take specified actions, including, making certain amendments to either the certificate of incorporation or the by-laws of Holding, changing independent accountants, or entering into certain affiliate transactions, without the approval of a majority of its board of directors, including at least one director designated by the J.P. Morgan funds. The stockholders agreement also contains provisions regarding transfer restrictions, rights of first offer, tag-along rights and drag-along rights related to the shares of Holding common stock owned by the Goldman Sachs and J.P. Morgan funds.

STOCKHOLDERS AGREEMENT WITH MANAGEMENT

      In connection with the Merger, Holding also entered into a stockholders agreement with certain members of Holding's management that owned Holding common stock. The stockholders agreement grants certain rights to, and imposes certain obligations on, the management stockholders who are party to the agreement, including: (1) restrictions on transfer of Holding's common stock;
(2) obligations to consent to a merger or consolidation of Holding or a sale of Holding's assets or common stock; (3) obligations to sell their shares of Holding common stock back to Holding in specified circumstances in connection with the termination of their employment with Holding; (4) rights of first offer, (5) tag-along rights, (6) drag-along rights, (7) preemptive rights and
(8) registration rights.

LOANS TO EXECUTIVE OFFICERS

      In connection with the Merger, Messrs. Boots, Kratochvil, Beeler, and Herdrich together with certain other senior employees acquired shares of Holding common stock pursuant to an employee stock purchase program. These employees paid for these shares with any combination of (1) shares of Holding common stock that they held prior to the Merger; (2) their cash transaction bonus, if any; and (3) a promissory note. In this manner, the senior employees acquired 182,699 shares in the aggregate. Messrs. Boots, Kratochvil, Beeler, and Herdrich purchased 37,785, 21,957, 22,208, and 15,404 shares of Holding common stock, respectively pursuant to this program. In connection with these purchases, Messrs. Boots, Kratochvil, Beeler, and Herdrich delivered ten-year promissory notes to Holding in the principal amounts of $2,518,500, $1,302,900, $1,313,400, and $1,027,000, respectively. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at the rate of 5.50% per year, the applicable federal rate for the notes in effect on July 16, 2002. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such executive's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Stock Option Plan) or retirement, or (iii) the thirtieth day following such executive's termination of employment for any other reason. As of March 18, 2005, a total of $2,910,349, $1,505,616, $1,517,750, and $1,186,789, including principal and accrued interest, was outstanding under the promissory notes for each of Messrs. Boots, Kratochvil, Beeler, and Herdrich, respectively.

THE LANDIS ACQUISITION

  Berry Plastics paid Goldman, Sachs & Co. and its affiliates a total of $1.7 million and JPMorgan Partners, an affiliate of J.P. Morgan Chase & Co., a total of $0.8 million for advisory and other services related to the Landis Acquisition. In connection with the Landis Acquisition, Goldman, Sachs & Co. and its affiliates made an equity contribution of $35.4 million and J.P. Morgan Chase & Co. and its affiliates made an equity contribution of $16.1 million to us.

  In addition, Goldman Sachs Credit Partners, L.P., and affiliates of Goldman, Sachs & Co., acted as the joint lead arranger, joint bookrunner and administrative agent under our Amended and Restated Credit Facility and received fees of $0.5 million in November 2003 for services provided. J.P.

Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., acted as the joint lead arranger and joint bookrunner and JPMorgan Chase Bank acted as syndication agent under our Amended and Restated Credit Facility for consideration of approximately $0.5 million.

      In connection with the Landis Acquisition, Berry Plastics sold $85.0 million of 10 3/4% senior subordinated notes due 2012 to various private institutional buyers. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the transaction and received fees of approximately $1.0 million and $1.0 million, respectively, for services performed.

OTHER TRANSACTIONS

  Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co.

FUTURE RELATIONSHIPS WITH GOLDMAN SACHS AND J.P. MORGAN

  In the future, Holding or Berry Plastics may engage in commercial banking, investment banking or other financial advisory transactions with Goldman Sachs and its affiliates or J.P. Morgan and its affiliates. In addition, Goldman Sachs and its affiliates or J.P. Morgan and its affiliates may purchase goods and services from us from time to time in the future.

TAX SHARING AGREEMENT

      For federal income tax purposes, Berry Plastics and its domestic subsidiaries are included in the affiliated group of which Holding is the common parent and as a result, the federal taxable income and loss of Berry Plastics and its subsidiaries is included in the group consolidated tax return filed by Holding. In April 1994, Holding, Berry Plastics and certain of its subsidiaries entered into a tax sharing agreement, which was amended and restated in March 2001 (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, for fiscal 1994 and all taxable years thereafter for which the Tax Sharing Agreement remains in effect, Berry Plastics and its subsidiaries as a consolidated group are required to pay at the request of Holding an amount equal to the taxes (plus any accrued interest) that they would otherwise have to pay if they were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of a tax liability which is attributable to them). If Berry Plastics and its subsidiaries would have been entitled to a tax refund for taxes paid previously on the basis computed as if they were to file separate returns, then under the Tax Sharing Agreement, Holding is required to pay at the request of Berry Plastics and its subsidiaries an amount equal to such tax refund. If, however, Berry Plastics and its subsidiaries would have reported a tax loss if they were to file separate returns, then Holding intends, but is not obligated under the Tax Sharing Agreement, to pay to Berry Plastics and its subsidiaries an amount equal to the tax benefit that is realized by Holding as a result of such separate loss. Under the Tax Sharing Agreement any such payments to be made by Holding to Berry Plastics or any of its subsidiaries on account of a tax loss are within the sole discretion of Holding. Berry Plastics and its subsidiaries made payments of $8.5 million each to Holding in December 2001 and June 2002 under this tax sharing agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for 2004, 2003 and 2002, the review of the financial statements included in the Company's Forms 10-Q for 2004, 2003 and 2002 and statutory audits of foreign subsidiaries totaled $422,000, $682,000 and $570,000, respectively.

  Audit-Related Fees. The aggregate fees for assurance and related services by Ernst & Young LLP that are related to the performance of the audit or review of the Company's financial statements, for 2004, 2003 and 2002, and are not disclosed in the paragraph caption "Audit Fees" above, were $207,000, $546,000 and $152,000, respectively. The services performed by Ernst & Young LLP in connection with these fees consisted of employee benefit plan audits, internal controls consultation, and due diligence on businesses being considered for purchase.

  Tax Fees. The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, for the years ended 2004, 2003 and 2002 were $65,000, $71,000 and $85,000, respectively. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax advice and tax planning, for 2004, 2003 and 2002, were $93,000, $98,000 and $136,000, respectively. The services performed by Ernst & Young LLP in connection with these advisory and planning fees consisted of consultation regarding various tax issues.

  All Other  Fees.   There  were  no  fees for products and services by Ernst &
Young LLP, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for 2004, 2003 and 2002.

      The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Ernst & Young LLP in 2004 and 2003. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management. Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by Ernst & Young LLP in 2004 and 2003.

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   Documents Filed as Part of the Report

                  1.    Financial Statements

                        The financial statements listed under Item 8 are filed
            as part of this report.

                  2.    Financial Statement Schedules

                  Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

                  3.    Exhibits

                        The exhibits listed on the accompanying Exhibit Index
                  are filed as part of this report.

            (b)   Reports on Form 8-K

        Current   Report  on  Form  8-K  filed  February  8,  2005,  containing notification of Doug Graham's resignation from the Board of Directors. Mr. Graham resigned to pursue other interests.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
BPC Holding Corporation

We have audited the accompanying consolidated balance sheets of BPC Holding Corporation (Holding) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 1, 2005, December 27, 2003 and for the periods from July 22, 2002 to December 28, 2002 (Company) and December 30, 2001 to July 21, 2002 (Predecessor). These financial statements are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BPC Holding Corporation at January 1, 2005 and December 27, 2003, and the consolidated results of its operations and its cash flows for the years ended January 1, 2005, December 27, 2003 and for the periods from July 22, 2002 to December 28, 2002 (Company) and December 30, 2001 to July 21, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States.






                                                          /S/ ERNST & YOUNG LLP



Indianapolis, Indiana
February 11, 2005

                               BPC HOLDING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                               JANUARY 1,    DECEMBER 27,
                                                                 2005            2003
                                                              ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    264       $  26,192
   Accounts receivable (less allowance for doubtful
   accounts of $3,207 at January 1, 2005 and $2,717
   at December 27, 2003)                                          83,162          76,152
   Inventories:
       Finished goods                                             70,371          61,556
       Raw materials and supplies                                 38,663          19,988
                                                              ------------   -------------
                                                                 109,034          81,544
   Prepaid expenses and other current assets                      27,339          19,192
                                                              ------------   -------------
Total current assets                                             219,799         203,080

Property and equipment:
   Land                                                           10,016           7,935
   Buildings and improvements                                     64,758          58,135
   Machinery, equipment and tooling                              297,972         249,291
   Construction in progress                                       19,812          24,433
                                                              ------------   -------------
                                                                 392,558         339,794
   Less accumulated depreciation                                 110,586          56,817
                                                              ------------   -------------
                                                                 281,972         282,977
Intangible assets:
   Deferred financing fees, net                                   19,883          22,283
   Customer relationships, net                                    84,959          90,540
   Goodwill                                                      358,883         376,769
   Trademarks                                                     33,448          33,448
   Other intangibles, net                                          6,106           6,656
                                                              ------------   -------------
                                                                 503,279         529,696
Other                                                                 94              53
                                                              ------------   -------------
Total assets                                                  $1,005,144      $1,015,806
                                                             =============   =============


                                                               JANUARY 1,    DECEMBER 27,
                                                                 2005            2003
                                                             ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  55,671       $  43,175
  Accrued expenses and other liabilities                          16,693          21,335
  Accrued interest                                                18,816          18,132
  Employee compensation, payroll and other taxes                  28,190          23,528
  Current portion of long-term debt                               10,335           9,339
                                                             ------------   -------------
Total current liabilities                                        129,705         115,509

Long-term debt, less current portion                             687,223         742,266
Deferred income taxes                                              1,030             720
Other long-term liabilities                                        3,295           4,720
                                                             ------------   -------------
Total liabilities                                                821,253         863,215
Stockholders' equity:
  Preferred stock; $.01 par value:
   500,000 shares authorized; 0 shares
   issued and outstanding at January
   1, 2005 and December 27, 2003                                       -               -

  Common stock; $.01 par value: 5,000,000
   shares authorized; 3,398,807 shares issued
   and 3,378,305 shares outstanding at January
   1, 2005; and 3,397,637 shares issued and
   3,377,923 shares outstanding at December 27, 2003                  34              34

  Additional paid-in capital                                     345,001         344,363
  Adjustment of the carryover basis of continuing
   stockholders                                                 (196,603)       (196,603)
  Notes receivable - common stock                                (14,856)        (14,157)
  Treasury stock:  20,502 shares and 19,714 shares
   of common stock at January 1, 2005 and December 27,
   2003, respectively                                             (2,049)         (1,972)
  Retained earnings                                               39,178          16,227
  Accumulated other comprehensive income                          13,186           4,699
                                                              ------------   -------------
Total stockholders' equity                                       183,891         152,591
                                                              ------------   -------------
Total liabilities and stockholders' equity                    $1,005,144      $1,015,806
                                                              ============   =============

See notes to consolidated financial statements.

                            BPC HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS OF DOLLARS)

                                                                       COMPANY                 PREDECESSOR
                                                      --------------------------------------   -----------
                                                       YEAR ENDED    YEAR ENDED  PERIOD FROM   PERIOD FROM
                                                       JANUARY 1,   DECEMBER 27,  7/22/02-      12/30/01-
                                                          2005          2003      12/28/02      7/21/02
                                                      -----------   -----------  -----------   -----------
Net sales                                              $ 814,213     $ 551,876     $ 213,626    $ 280,677
Cost of goods sold                                       639,329       420,750       163,815      207,458
                                                      -----------   -----------  -----------   -----------
Gross profit                                             174,884       131,126        49,811       73,219

Operating expenses:
   Selling                                                26,361        23,883        10,129       12,080
   General and administrative                             38,518        25,699         7,664       15,750
   Research and development                                3,825         3,459         1,450        1,438
   Amortization of intangibles                             6,513         3,326         1,159        1,249
   Merger expenses (Predecessor)                               -             -             -       20,987
   Other expenses                                          5,791         3,569         2,757        2,804
                                                      -----------   -----------    -----------   -----------
Operating income                                          93,876        71,190        26,652       18,911

Other expenses (income):
   Loss (gain) on disposal of property and equipment           -            (7)            8          291
                                                      -----------   -----------    -----------   -----------
Income before interest and taxes                          93,876        71,197        26,644       18,620

Interest:
   Expense                                               (54,076)      (46,251)      (20,887)     (28,747)
   Loss on extinguished debt                                   -          (250)             -     (25,328)
   Income                                                    891           838           375            5
                                                      -----------   -----------    -----------   -----------
Income (loss) before income taxes                         40,691        25,534         6,132      (35,450)
Income taxes                                              17,740        12,486         2,953          345
                                                      -----------   -----------    -----------   -----------
Net income (loss)                                         22,951        13,048         3,179      (35,795)

Preferred stock dividends                                      -             -             -       (6,468)
Amortization of preferred stock discount                       -             -             -         (574)
                                                      -----------   -----------    -----------   -----------
Net income (loss) attributable to common stockholders   $ 22,951      $ 13,048       $ 3,179    $ (42,837)
                                                      ===========   ===========    ===========   ===========

See notes to consolidated financial statements.

                                 BPC HOLDING CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS OF DOLLARS)

                                                                                                         ADDITIONAL
                                     COMMON STOCK  PREFERRED STOCK TREASURY STOCK   WARRANTS     COMMON   PAID-IN
                                     (PREDECESSOR)  (PREDECESSOR)  (PREDECESSOR)  (PREDECESSOR)   STOCK   CAPITAL
                                    -------------  --------------- -------------- ------------- --------- ---------
Predecessor:
Balance at December 29, 2001
(Predecessor)                           $     6       $  47,789      $  (405)         $ 9,386     $   -    $ 25,315
                                     ------------  --------------- -------------- ------------- --------- ---------
Net loss                                      -               -            -                -         -           -
Translation gain                              -               -            -                -         -           -
Amortization of preferred stock discount      -             574            -                -         -        (574)
Accrued dividends on preferred stock          -               -            -                -         -      (6,468)
Stock-based compensation                      -               -            -                -         -       1,920
Redemption of predecessor stock              (6)        (48,363)         405           (9,386)        -     (20,193)
                                     ------------  --------------- -------------- -------------  -------- ---------
Balance at July 21, 2002 (Predecessor)  $     -       $       -      $     -          $     -     $   -     $     -
                                     ============  =============== ============== =============  ======== =========

Company:
Fair value of rolled stock options       $    -       $       -        $   -          $     -     $   -     $ 5,056
Issuance of common stock                      -               -            -                -        28     276,760
Notes receivable - common stock               -               -            -                -         -           -
Interest on notes receivable                  -               -            -                -         -           -
Adjustment of the carryover basis of
 continuing stockholders                      -               -            -                -         -           -
Translation gain                              -               -            -                -         -           -
Other comprehensive losses                    -               -            -                -         -           -
Net income                                    -               -            -                -         -           -
                                     ------------  --------------- -------------- -------------  -------- ---------
Balance at December 28, 2002 (Company)        -               -            -                -        28     281,816
                                     ------------  --------------- -------------- -------------  -------- ---------

Issuance of common stock                      -               -            -                -         6      62,547
Purchase of treasury stock                    -               -            -                -         -           -
Interest on notes receivable                  -               -            -                -         -           -
Translation gain                              -               -            -                -         -           -
Other comprehensive losses                    -               -            -                -         -           -
Net income                                    -               -            -                -         -           -
                                     ------------  --------------- -------------- -------------  -------- ---------
Balance at December 27, 2003 (Company)        -               -            -                -        34     344,363
                                     ------------  --------------- -------------- -------------  -------- ---------
Issuance of common stock                      -               -            -                -         -          53
Collection on notes receivable                -               -            -                -         -           -
Purchase of treasury stock                    -               -            -                -         -           -
Sale of treasury stock                        -               -            -                -         -           -
Interest on notes receivable                  -               -            -                -         -           -
Stock-based compensation                      -               -            -                -         -         585
Translation gain                              -               -            -                -         -           -
Other comprehensive gains                     -               -            -                -         -           -
Net income                                    -               -            -                -         -           -
                                     ------------  --------------- -------------- -------------  -------- ---------
Balance at January 1, 2005 (Company)     $    -        $      -      $     -         $      -     $  34   $ 345,001
                                     ============  =============== ============== =============  ======== =========

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

                             ADJUSTMENT OF
                            THE CARRYOVER    NOTES                           ACCUMULATED
                              BASIS OF     RECEIVABLE-           RETAINED      OTHER
                             CONTINUING     COMMON     TREASURY  EARNINGS   COMPREHENSIVE          COMPREHENSIVE
                            STOCKHOLDERS     STOCK       STOCK   (DEFICIT)  INCOME (LOSS)   TOTAL  INCOME (LOSS)
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Predecessor:
Balance at December 29, 2001
 (Predecessor)                 $    -        $    -     $    -    $(220,263)    $(1,429)   $(139,601)   $(2,681)
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Net loss                            -             -          -      (35,795)          -      (35,795)   (35,795)
Translation gain                    -             -          -            -       1,429        1,429      1,429
Amortization of preferred           -             -          -            -           -            -          -
stock discount
Accrued dividends on                -             -          -            -           -       (6,468)         -
preferred stock
Stock-based compensation            -             -          -            -           -        1,920          -
Redemption of predecessor stock     -             -          -      256,058           -      178,515          -
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Balance at July 21, 2002
 (Predecessor)                 $    -         $   -      $   -      $     -     $     -     $      -   $(34,366)
                            ============   =========== ========= ========== ============== ========= =============

Company:
Fair value of rolled stock
 options                       $    -         $   -      $   -      $    -      $     -      $ 5,056   $      -
Issuance of common stock            -             -          -           -            -      276,788          -
Notes receivable - common stock     -       (14,079)         -           -            -      (14,079)         -
Interest on notes receivable        -          (320)         -           -            -         (320)         -
Adjustment of the carryover
 basis of continuing
 stockholders                (196,603)            -          -           -            -     (196,603)         -
Translation gain                    -             -          -           -        2,091        2,091      2,091
Other comprehensive losses          -             -          -           -         (949)        (949)      (949)
Net income                          -             -          -       3,179            -        3,179      3,179
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Balance at December 28, 2002
 (Company)                   (196,603)      (14,399)         -       3,179        1,142       75,163      4,321
                            ------------   ----------- --------- ---------- -------------- --------- =============

Issuance of common stock            -             -          -           -            -       62,553          -
Purchase of treasury stock          -           999     (1,972)          -            -         (973)         -
Interest on notes receivable        -          (757)         -           -            -         (757)         -
Translation gain                    -             -          -           -        3,645        3,645      3,645
Other comprehensive losses          -             -          -           -          (88)         (88)       (88)
Net income                          -             -          -      13,048            -       13,048     13,048
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Balance at December 27, 2003
 (Company)                   (196,603)      (14,157)    (1,972)     16,227        4,699      152,591     16,605
                            ------------   ----------- --------- ---------- -------------- --------- =============

Issuance of common stock            -             -          -           -            -           53          -
Collection on notes
 receivable                         -            73          -           -            -           73          -
Purchase of treasury stock          -             -       (192)          -            -         (192)         -
Sale of treasury stock              -             -        115           -            -          115          -
Interest on notes receivable        -          (772)         -           -            -         (772)         -
Stock-based compensation            -             -          -           -            -          585          -
Translation gain                    -             -          -           -        2,743        2,743      2,743
Other comprehensive gains           -             -          -           -        5,744        5,744      5,744
Net income                          -             -          -      22,951            -       22,951     22,951
                            ------------   ----------- --------- ---------- -------------- --------- -------------
Balance at January 1, 2005
 (Company)                  $(196,603)     $(14,856)   $(2,049)   $ 39,178    $  13,186    $ 183,891   $ 31,438
                            ============   =========== ========= ========== ============== ========= =============

See notes to consolidated financial statements.

                         BPC HOLDING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS OF DOLLARS)

                                                                        COMPANY                     PREDECESSOR
                                                        -----------------------------------------  -------------
                                                         YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                                                         JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                                                           2005          2003        12/28/02         7/21/02
                                                        ------------ ------------- -------------  -------------
OPERATING ACTIVITIES
Net income (loss)                                        $  22,951       $13,048       $ 3,179       $(35,795)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation                                              54,303        40,752        16,031         23,526
  Non-cash interest expense                                  1,862         2,318         1,077          1,399
  Amortization of intangibles                                6,513         3,326         1,159          1,249
  Non-cash compensation                                        585             -             -          1,920
  Loss on extinguished debt (Predecessor)                        -             -             -         25,328
  Loss (gain) on sale of property and equipment                  -            (7)            8            291
  Deferred income taxes                                     16,968        11,791         2,710              -
 Changes in operating assets and liabilities:
  Accounts receivable, net                                  (7,216)         (598)        8,717        (15,986)
  Inventories                                              (27,200)        5,600        (4,091)        (4,255)
  Prepaid expenses and other receivables                    (7,098)       (2,582)       (1,280)          (603)
  Other assets                                                  76            32          (354)         2,042
  Accrued interest                                             683         3,894        (3,686)         6,741
  Payables and accrued expenses                             12,806         2,199        (7,422)         4,735
                                                        ------------ ------------- -------------  -------------
Net cash provided by operating activities                   75,233        79,773        16,048         10,592

INVESTING ACTIVITIES
Additions to property and equipment                        (52,624)      (29,949)      (11,287)       (17,396)
Proceeds from disposal of property and equipment             2,986             7             8              9
Proceeds from working capital settlement on
 business acquisition                                        7,397             -             -              -
Transaction costs                                                -             -       (12,398)             -
Investment in Southern Packaging                            (3,236)            -             -              -
Acquisitions of businesses                                       -      (235,710)            -         (3,834)
                                                        ------------ ------------- -------------  -------------
Net cash used for investing activities                     (45,477)     (265,652)      (23,677)       (21,221)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                             880       149,944       580,000         24,492
Payments on long-term borrowings                           (55,996)      (10,111)     (507,314)       (13,924)
Issuance of common stock                                        53        62,553       260,902              -
Purchase of treasury stock                                    (192)         (973)            -              -
Proceeds from notes receivable                                  73             -             -              -
Sale of treasury stock                                         115             -             -              -
Redemption of predecessor stock                                  -             -      (290,672)             -
Debt financing costs                                          (641)       (4,592)      (21,103)             -
                                                        ------------ ------------- -------------  -------------
Net cash provided by (used for)  financing activities      (55,708)      196,821        21,813         10,568
Effect of exchange rate changes on cash                         24          (363)        1,073           (815)
                                                        ------------ ------------- -------------  -------------
Net increase (decrease) in cash and cash equivalents       (25,928)       10,579        15,257           (876)
Cash and cash equivalents at beginning of period            26,192        15,613           356          1,232
                                                        ------------ ------------- -------------  -------------
Cash and cash equivalents at end of period                 $   264      $ 26,192      $ 15,613        $   356
                                                        ============ ============= =============  =============

See notes to consolidated financial statements.

                            BPC HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1.  ORGANIZATION

BPC Holding  Corporation  ("Holding"),  through  its  subsidiary Berry Plastics
Corporation ("Berry" or the "Company") and its subsidiaries Berry Iowa Corporation, Aerocon, Inc., PackerWare Corporation, Berry Plastics Design Corporation, Venture Packaging, Inc. and its subsidiaries Venture Packaging Midwest, Inc. and Berry Plastics Technical Services, Inc., NIM Holdings Limited and its subsidiary Berry Plastics U.K. Limited, Knight Plastics, Inc., CPI Holding Corporation and its subsidiary Cardinal Packaging, Inc., Poly-Seal Corporation, Ociesse S.r.l and its subsidiary Capsol Berry Plastics S.p.a., and Landis Plastics, Inc. manufactures and markets plastic packaging products through its facilities located in Evansville, Indiana; Henderson, Nevada; Iowa Falls, Iowa; Charlotte, North Carolina; Suffolk, Virginia; Lawrence, Kansas; Monroeville, Ohio; Norwich, England; Woodstock, Illinois; Streetsboro, Ohio;
Baltimore, Maryland; Milan, Italy; Chicago, Illinois; Richmond, Indiana; Syracuse, New York; and Phoenix, Arizona.

In 2002, the Company closed its Fort Worth, Texas facility, which was acquired in connection with the acquisition of Pescor Plastics, Inc. in May 2001. In 2003, the Company closed its Monticello, Indiana facility, which was acquired in connection with the acquisition of Landis Plastics, Inc. in November 2003. The business from these closed locations has been distributed throughout Berry's facilities.

Holding's fiscal year is a 52/53 week period ending generally on the Saturday closest to December 31. All references herein to "2004", "2003," and "2002," relate to the fiscal years ended January 1, 2005, December 27, 2003, and December 28, 2002, respectively. Due to the Merger (see Note 3), fiscal 2002 consists of two separate periods of December 30, 2001 to July 21, 2002 (Predecessor) and July 22, 2002 to December 28, 2002 (Company).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Business

The consolidated financial statements include the accounts of Holding and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Holding, through its wholly owned subsidiaries, operates in four primary segments: containers, closures, consumer products, and international. The Company's customers are located principally throughout the United States, without significant concentration in any one region or with any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Purchases of various densities of plastic resin used in the manufacture of the Company's products aggregated approximately $283.0 million and $140.3 million in 2004 and 2003, respectively. Dow Chemical Corporation was the largest supplier of the Company's total resin material requirements, representing approximately 32% and 35% of such resin requirements in 2004 and 2003, respectively. The Company also uses other suppliers such as Basell, Nova, Total (formerly Atofina), Equistar, Sunoco, BP Amoco, and ExxonMobil to meet its resin requirements.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable

The allowance for doubtful accounts is analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility. The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The following table summarizes the activity by period for the allowance for doubtful accounts.

                                                              COMPANY                     PREDECESSOR
                                              -----------------------------------------  -------------
                                               YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                                               JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                                                 2005          2003        12/28/02         7/21/02
                                              ------------ ------------- -------------  -------------
Balance at beginning of period                    $2,717        $1,990       $2,063         $2,070
Charged to costs and expenses                        323           150         (291)           164
Charged to other accounts (1)                          -           545            -              -
Deductions (2)                                       167            32          218           (171)
                                              ------------ ------------- -------------  -------------
Balance at end of period                          $3,207        $2,717       $1,990         $2,063
                                              ============ ============= =============  =============

(1) Primarily relates to purchase of accounts receivable and related allowance through acquisitions.
(2) Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are valued at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling. Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets

Deferred financing fees are being amortized using the straight-line method over the lives of the respective debt agreements.

Customer relationships are being amortized using the straight-line method over the estimated life of the relationships ranging from three to 20 years.

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the Merger (see Note 3 below) and businesses acquired since the Merger. These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Trademarks, which are indefinite lived intangible assets, are reviewed for impairment annually pursuant to SFAS No. 142.

Other intangibles, which include covenants not to compete and technology-based intangibles, are being amortized using the straight-line method over the respective lives of the agreements or estimated life of the technology ranging from one to twenty years.

Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144 whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate. Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition. No impairments were recorded in these financial statements.

Derivative Financial Instruments

The Company  uses  an  interest rate collar to manage a portion of its interest rate exposures. In 2004, the Company also entered into resin forward contracts, which become effective in 2005, to manage certain resin price exposures. These instruments are entered into to manage market risk exposures and are not used for trading purposes.

Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the designation of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Any derivative instrument terminated, designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at market value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations. Management routinely reviews the effectiveness of the use of derivative instruments.

Gains and losses from hedges of anticipated transactions are classified in the statement of operations consistent with the accounting treatment of the items being hedged. The Company has recognized the interest rate collar and resin forward contracts at fair value in the consolidated balance sheets.

Foreign Currency Translation

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of operations are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in net income (loss).

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value for options granted by Holding have been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                                    COMPANY                     PREDECESSOR
                                    -----------------------------------------  -------------
                                     YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                                     JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                                       2005          2003        12/28/02         7/21/02
                                    ------------ ------------- -------------  -------------
Risk-free interest rate                 3.1%          3.0%          4.0%           4.0%
Dividend yield                          0.0%          0.0%          0.0%           0.0%
Volatility factor                       .25           .25           .25            .25
Expected option life                 5.0 years     5.0 years     5.0 years      5.0 years

For purposes of the pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the Consolidated Statement of Operations. The following is a reconciliation of reported net income (loss) to net income (loss) as if the Company used the fair value method of accounting for stock-based compensation.

                                                    COMPANY                     PREDECESSOR
                                    -----------------------------------------  -------------
                                     YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                                     JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                                       2005          2003        12/28/02         7/21/02
                                    ------------ ------------- -------------  -------------
Reported net income (loss)             $22,951      $13,048       $3,179         $(35,795)
Stock-based employee compensation
expense included in reported income
(loss), net of tax                         585            -            -            1,920

Total stock-based employee compensation
expense determined under fair value based
method, for all awards, net of tax      (2,294)      (2,044)        (856)            (371)
                                    ------------ ------------- -------------  -------------
Pro forma net income (loss)            $21,242      $11,004       $2,323         $(34,246)
                                    ============ ============= =============  =============

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.

Comprehensive Income (Loss)

Comprehensive  income  (loss)  is  comprised  of net income  (loss)  and  other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains or losses on derivative financial instruments, unrealized gains or losses resulting from currency translations of foreign investments, and adjustments to record the minimum pension liability.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but management does not believe such differences will materially affect the Company's financial position or results of operations.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004,) Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income (loss) in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. For nonpublic companies, as defined, the effective date of SFAS No. 123R is the beginning of the first annual reporting period that begins after December 15, 2005, although early adoption is allowed. The Company expects to adopt SFAS No. 123R in the first quarter of 2006, but has not yet evaluated what effect the adoption of this new standard will have on the Company's financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for costs incurred during fiscal years beginning after June 15, 2005. Earlier adoption is permitted for inventory costs incurred during fiscal years beginning after the issuance date of SFAS 151. The Company has not yet evaluated what effect the adoption of this new standard will have on the Company's financial position or results of operations.

NOTE 3.  THE MERGER

On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding.

The total amount of funds required to consummate the Merger and to pay estimated fees and expenses related to the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and accrued dividends, the redemption of outstanding warrants, and the payment of transaction costs incurred by Holding, were approximately $870.7 million (which includes the amount of certain indebtedness which remained outstanding and the value of certain shares of Holding common stock held by employees that were contributed to the Buyer immediately prior to the Merger). Immediately following the Merger, the Buyer and its affiliates owned approximately 63% of the common stock of Holding. The remaining common stock of Holding is held by J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Partners, LLC, the private equity investment arm of J.P. Morgan Chase & Co., which own approximately 29% of Holding's common stock and by members of Berry's management, which own the remaining 8%.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The Company applied the provisions of Emerging Issues Task Force 88-16, Basis in Leveraged Buyout Transactions, whereby, the carryover equity interests of certain shareholders from the Predecessor to the Company were recorded at their Company basis. The application of these provisions reduced stockholder's equity and intangibles by $196.6 million. In connection with the Merger, the Predecessor incurred Merger related expenses of approximately $21.0 million, consisting primarily of investment banking fees, bonuses to management, non-cash modification of stock option awards, legal costs, and fees to the largest voting stockholder of the Predecessor. In addition, as a result of extinguishing debt in connection with the Merger, $6.6 million of existing deferred financing fees and $18.7 million of prepayment fees and related charges were charged to expense in 2002 as a loss on extinguished debt.

NOTE 4.  RECENT ACQUISITIONS, INVESTMENT, AND DISPOSAL

On  February  25, 2003, Berry  acquired  the  400  series  continuous  threaded injection molded closure assets from CCL Plastic Packaging located in Los Angeles, California ("CCL Acquisition") for aggregate consideration of approximately $4.6 million. The purchase price was allocated to fixed assets ($2.7 million), inventory ($1.1 million), customer relationships ($0.5 million), goodwill ($0.2 million), and other intangibles ($0.1 million). The purchase was financed through borrowings under the Company's revolving line of credit. The operations from the CCL Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

On May 30, 2003, Berry acquired the injection molded overcap lid assets from APM Inc. located in Benicia, California ("APM Acquisition") for aggregate consideration of approximately $0.6 million. The purchase price was allocated to fixed assets ($0.3 million), inventory ($0.1 million), goodwill ($0.1 million) and other intangibles ($0.1 million). The purchase was financed through cash provided by operations. The operations from the APM Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting.

On November 20, 2003, Berry acquired Landis Plastics, Inc. (the "Landis Acquisition") for aggregate consideration of approximately $229.7 million, including deferred financing fees. The operations from the Landis Acquisition are included in Berry's operations since the acquisition date using the purchase method of accounting. The purchase was financed through the issuance by Berry of $85.0 million aggregate principal amount of 10 3/4% senior subordinated notes to various institutional buyers, which resulted in gross proceeds of $95.2 million, aggregate net borrowings of $54.1 million under

Berry's amended and restated senior secured credit facility from new term loans after giving effect to the refinancing of the prior term loan, an aggregate common equity contribution of $62.0 million, and cash on hand. Berry also agreed to acquire, for $32.0 million, four facilities that Landis leased from certain of its affiliates. Prior to the closing of the Landis Acquisition, the rights and obligations to purchase the four facilities owned by affiliates of Landis were assigned to an affiliate of W.P. Carey & Co., L.L.C., which afflliate subsequently entered into a lease with Landis for the four facilities. In accordance with EITF 95-3, the Company established opening balance sheet reserves related to plant shutdown, severance and unfavorable lease arrangement costs. The opening balances and current year activity is presented in the following table.

                                              YEAR ENDED JANUARY 1, 2005
                    ESTABLISHED   ---------------------------------------------------
                    AT OPENING
                     BALANCE      DECEMBER 27,                REDUCTION     JANUARY 1,
                      SHEET          2003       PAYMENTS      IN ESTIMATE      2005
                    ----------    -----------  -----------   ------------- -----------
EITF 95-3 reserves     $3,206       $2,892      $(1,152)         $(472)       $1,268

The following pro forma financial results are unaudited and assume that the Landis Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the acquisitions of CCL or APM as they do not differ significantly from the pro forma results presented below. Pro forma 2003 net sales were $749,591 and net income was $5,526. The financial results for fiscal 2004 have not been adjusted as the acquired businesses were owned by Berry for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Landis Acquisition been consummated at the above date, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense and amortization, net of the applicable income tax effects.

On November 1, 2004, the Company entered into a series of agreements with Southern Packaging Group Ltd. ("Southern Packaging"), and its principal shareholder, Mr. Pan Shun Ming, to jointly expand participation in the plastic packaging business in China and the surrounding region. In connection therewith, Berry acquired a 10% stake in Southern Packaging, which has been recorded as an other current asset as a trading security at its fair market value of $3.2 million as of January 1, 2005, which is consistent with the cost basis.

Berry Plastics U.K. Limited, a foreign subsidiary of Berry, reached an agreement in March 2004 to sell the manufacturing equipment, inventory, and accounts receivable for its U.K. milk cap business to Portola Packaging U.K. Limited. The transaction valued at approximately $4.0 million closed in April 2004. The U.K. milk cap business represented less than $3.0 million of annual consolidated net sales.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                    JANUARY 1,     DECEMBER 27,
                                      2005             2003
                                   ------------    -------------
Deferred financing fees             $  26,681         $  26,043
Customer relationships                 93,641            93,561
Goodwill                              358,883           376,769
Trademarks                             33,448            33,448
Covenants not to compete and other      2,622             2,757
Technology-based                        5,115             5,023
Accumulated amortization              (17,111)           (7,905)
                                   ------------    -------------
                                     $503,279          $529,696
                                   ============    =============

Goodwill was reduced by $16.4 million in fiscal 2004 as a result of the reduction of the valuation allowance on deferred tax assets as the use of fully reserved net operating loss carryforwards that existed at the time of the Merger have been recorded as a reduction to goodwill. The remaining decrease in goodwill is the result of finalizing the opening balance sheet from the Landis Acquisition and cash proceeds in excess of the net book value of the assets sold in connection with the U.K. milk cap business partially offset by foreign currency translation. The remaining changes in intangible assets are primarily the result of the amortization of definite lived intangibles.

Future amortization expense for definite lived intangibles at January 1, 2005 for the next five fiscal years is approximately $8.9 million, $8.8 million, $8.7 million, $8.6 million, and $8.4 million for fiscal 2005, 2006, 2007, 2008, and 2009, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                             JANUARY 1,   DECEMBER 27,
                                                2005          2003
                                            ------------  ------------
Berry 10  3/4% Senior Subordinated Notes      $335,000     $335,000
Debt premium on 10  3/4% Notes, net              8,876       10,053
Term loans                                     330,780      380,000
Revolving lines of credit                          480          342
Nevada Industrial Revenue Bonds                  1,500        2,000
Capital leases                                  20,922       24,210
                                            ------------  ------------
                                               697,558      751,605
Less current portion of long-term debt          10,335        9,339
                                            ------------  ------------
                                              $687,223     $742,266
                                            ============  ============

Berry 10  3/4% Senior Subordinated Notes

On July 22, 2002, Berry completed an offering of $250.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to Berry from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in the financing of the Merger. On November 20, 2003, Berry completed an offering of $85.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2012 (the "Add-on Notes"). The net proceeds to Berry from the sale of the Add-on Notes, after expenses, were $91.8 million. The proceeds from the Add-on Notes were used in the financing of the Landis Acquisition. The 2002 Notes and Add-on Notes mature on July 15, 2012. Interest is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2003 with respect to the 2002 Notes and commenced on January 15, 2004 with respect to the Add-on Notes. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes. The 2002 Notes and Add-on Notes are not guaranteed by the foreign subsidiaries: Berry Plastics Acquisition Corporation II, NIM Holdings Limited, Berry Plastics U.K. Limited, Norwich Acquisition Limited, Capsol Berry Plastics S.p.a., Ociesse S.r.l., or Berry Plastics Asia Pte. Ltd.

Berry is not required to make mandatory redemption or sinking fund payments with respect to the 2002 Notes and Add-on Notes. On or subsequent to July 15, 2007, the 2002 Notes and Add-on Notes may be redeemed at the option of Berry, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Prior to July 15, 2005, up to 35% of the 2002 Notes and Add-on Notes may be redeemed at 110.75% of the principal amount at the option of Berry in connection with an equity offering. Upon a change in control, as defined in the indenture under which the 2002 Notes and Add-on Notes were issued (the "Indenture"), each holder of notes will have the right to require Berry to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The 2002 Notes and Add-on Notes are treated as a single class under the Indenture.

Second Amended and Restated Credit Facility

In connection with the Merger in 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the "Credit Facility"). On November 10, 2003, in connection with the Landis Acquisition, the Credit Facility was amended and restated (the "Amended and Restated Credit Facility"). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides (1) a $365.5 million term loan and (2) a $100.0 million revolving credit facility. The proceeds from the new term loan were used to repay the outstanding balance of the term loans from the Amended and Restated Credit Facility. The Second Amended and Restated Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is July 22, 2010, and the maturity date of the revolving credit facility is July 22, 2008. The indebtedness under the Second Amended and Restated Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the Second Amended and Restated Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At January 1, 2005, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $25.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility and up to $10.0 million of swingline loans. At January 1, 2005 and December 27, 2003, the Company had $8.5 million and $7.4 million, respectively, in letters of credit outstanding under the revolving credit facility.

The Second Amended and Restated Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The Second Amended and Restated Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at January 1, 2005. The term loan amortizes quarterly as follows: $813,312 each quarter through June 30, 2009 and $78,974,687 each quarter beginning September 30, 2009 and ending June 30, 2010.

Borrowings under the Second Amended and Restated Credit Facility bear interest, at the Company's option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ``Base Rate Loans'') or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ``Eurodollar Rate Loans''). With respect to the term loan, the ``applicable margin'' is (i) with respect to Base Rate Loans, 1.25% per annum and (ii) with respect to Eurodollar Rate Loans, 2.25% per annum (4.22% at January 1, 2005 and 3.7% at December 27, 2003). In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through January 1, 2005. With respect to the revolving credit facility, the ``applicable margin'' is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through January 1, 2005). The ``applicable margin'' with respect to Base Rate Loans will always be 1.00% per annum less than the ``applicable margin'' for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003. At January 1, 2005 and December 27, 2003, shareholders' equity has been reduced by $4 and $487, respectively, to adjust the agreement to fair market value. At January 1, 2005, the Company had unused borrowing capacity under the Second Amended and Restated Credit Facility's revolving line of credit of $91.5 million.

Nevada Industrial Revenue Bonds

The Nevada Industrial Revenue Bonds bear interest at a variable rate (2.0% at January 1, 2005 and 1.3% at December 27, 2003), require annual principal payments of $0.5 million on April 1, are collateralized by irrevocable letters of credit issued under the Second Amended and Restated Credit Facility and mature in April 2007. The remaining balance of the Nevada Industrial Revenue Bonds of $1.5 million was repaid in January 2005 using the revolving line of credit.

Other

Future maturities of long-term debt at January 1, 2005 are as follows:

2005             $  10,335
2006                 7,104
2007                 6,918
2008                 9,054
2009                81,263
Thereafter         574,008

Interest paid was $53,393,  $40,040,  and  $40,883,  for  2004, 2003, and 2002,
respectively. Interest capitalized was $1,120, $860, and $844, for 2004, 2003, and 2002, respectively.

NOTE 7.  LEASE AND OTHER COMMITMENTS

Certain property and equipment are leased using capital and operating leases. In 2004 and 2003, Berry Plastics entered into various capital lease obligations with no immediate cash flow effect resulting in capitalized property and equipment of $2,101 and $1,717, respectively. Total capitalized lease property consists of manufacturing equipment with a cost of $35,148 and $34,465 and related accumulated amortization of $14,353 and $9,791 at January 1, 2005 and December 27, 2003, respectively. Capital lease amortization is included in
depreciation   expense.    Total  rental  expense  from  operating  leases  was
approximately  $14,879,  $11,216,   and   $9,761  for  2004,  2003,  and  2002,
respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

                                                   AT JANUARY 1, 2005
                                         ------------------------------------
                                           CAPITAL LEASES   OPERATING LEASES
                                         ------------------------------------
2005                                         $  8,397           $  13,645
2006                                            4,968              12,853
2007                                            3,686              10,505
2008                                            4,148               9,236
2009                                            4,905               8,692
Thereafter                                          -              54,116
                                             --------           ---------
                                               26,104           $ 109,047
Less:  amount representing interest            (5,182)          =========
                                             --------
Present value of net minimum lease payments   $20,922
                                             ========

The Company is party to various legal proceedings involving routine claims which are incidental to its business. Although the Company's legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position.

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business. All such commitments are at prices at or below current market. At January 1, 2005, the Company had committed approximately $46.5 million for resin on order that had not yet been received and $10.0 million to complete capital projects.

NOTE 8.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes, by tax jurisdiction, is comprised of the following:

                                          COMPANY                     PREDECESSOR
                          -----------------------------------------  -------------
                           YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                           JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                             2005          2003        12/28/02         7/21/02
                         ------------ ------------- -------------  -------------
Domestic                    $ 44,841     $ 29,556      $  7,331       $(33,415)
Foreign                       (4,150)      (4,022)       (1,199)        (2,035)
                         ------------ ------------- -------------  -------------
                            $ 40,691     $ 25,534      $  6,132       $(35,450)
                         ============ ============= =============  =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                        JANUARY 1,       DECEMBER 27,
                                                           2005             2003
                                                       -----------       -----------
Deferred tax assets:
   Allowance for doubtful accounts                       $    804         $    637
   Inventory                                                1,409            1,390
   Compensation and benefit accruals                        4,032            3,119
   Insurance reserves                                         363              679
   Net operating loss carryforwards                        24,436           29,546
   Alternative minimum tax (AMT) credit carryforwards       3,821            3,457
   Other                                                        -            1,601
                                                       -----------       -----------
     Total deferred tax assets                             34,865           40,429
   Valuation allowance                                     (1,302)         (16,911)
                                                       -----------       -----------
      Deferred tax assets, net of valuation allowance      33,563           23,518
Deferred tax liabilities:
   Other                                                      382                -
   Property and equipment                                  34,211           24,239
                                                       -----------       -----------
     Total deferred tax liabilities                        34,593           24,239
                                                       -----------       -----------
Net deferred tax liability                             $   (1,030)        $   (721)
                                                       ===========       ===========

Income tax expense (benefit) consists of the following:

                                          COMPANY                     PREDECESSOR
                          -----------------------------------------  -------------
                           YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                           JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                             2005          2003        12/28/02         7/21/02
                         ------------ ------------- -------------  -------------
Current:
      Federal               $   363     $    402        $    -         $    -
      Foreign                   133           61            26            375
      State                     472          232           217            (30)
                         ------------ ------------- -------------  -------------
    Total current               968          695           243            345
Deferred:
      Federal                13,543        8,608         2,280               -
      Foreign                  (173)           -             -               -
      State                   3,402        3,183           430               -
                         ------------ ------------- -------------  -------------
    Total deferred           16,772        3,183           430               -
                         ------------ ------------- -------------  -------------
Income tax expense          $17,740      $12,486        $2,953          $  345
                         ============ ============= =============  =============

Holding has unused operating loss carryforwards of approximately $61.0 million for federal and state income tax purposes which begin to expire in 2012. AMT credit carryforwards are available to Holding indefinitely to reduce future years' federal income taxes. As a result of the Merger, $45.0 million of the unused operating loss carryforward is limited to approximately $12.9 million per year, and $16.0 million of the unused operating loss carryforward occurred subsequent to the Merger and is not subject to an annual limitation.

Income taxes paid during 2004, 2003, and 2002 approximated $764, $484, and $531, respectively.

A reconciliation of income tax expense (benefit), computed at the federal statutory rate, to income tax expense (benefit), as provided for in the financial statements, is as follows:

                                             COMPANY                     PREDECESSOR
                             -----------------------------------------  -------------
                              YEAR ENDED   YEAR ENDED    PERIOD FROM     PERIOD FROM
                              JANUARY 1,   DECEMBER 27,   7/22/02-        12/30/01-
                                2005          2003        12/28/02         7/21/02
                            ------------ ------------- -------------  -------------
Income tax expense
 (benefit) computed at
 statutory rate              $  14,244      $  8,721      $  2,081     $   (12,170)
State income tax expense
 (benefit), net of federal
 taxes                           2,518         2,220           434          (1,035)
Expenses not deductible for
 income tax purposes               394           160            60           3,823
Change in valuation allowance    1,288         1,285             -           9,160
Other                             (704)          100           378             567
                            ------------ ------------- -------------  -------------
Income tax expense           $  17,740     $  12,486      $  2,953         $   345
                            ------------ ------------- -------------  -------------

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for multinational companies to repatriate accumulated income earned outside the United States at an effective tax rate of 5.25%. Due to the Company's current domestic and international tax position, no material benefit is expected as a result of the Act.

NOTE 9.  EMPLOYEE RETIREMENT PLANS

Berry Plastics sponsors a defined contribution 401(k) retirement plan covering substantially all employees. Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds. Contribution expense for this plan was approximately $2,020, $1,408, and $1,462 for 2004, 2003, and 2002, respectively. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. At January 1, 2005 and December 27, 2003, stockholders' equity has been reduced by $462 and $550, respectively, as a result of recording the minimum pension liability.

NOTE 10.  STOCKHOLDERS' EQUITY

Common and Preferred Stock

On July 22, 2002, GS Berry Acquisition Corp., (the "Buyer") a newly formed entity controlled by various private equity funds affiliated with Goldman, Sachs & Co., merged (the "Merger") with and into Holding, pursuant to an agreement and plan of merger, dated as of May 25, 2002. At the effective time of the Merger, (i) each share of common stock of BPC Holding Corporation issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive cash pursuant to the terms of the merger agreement, and (ii) each share of common stock of the Buyer issued and outstanding immediately prior to the effective time of the Merger was converted into one share of common stock of Holding.

Notes Receivable from Management

In connection with the Merger, certain senior employees of Holding acquired shares of Holding Common Stock pursuant to an employee stock purchase program. Such employees paid for these shares with any combination of (i) shares of Holding common stock that they held prior to the Merger; (ii) their cash transaction bonus, if any; and (iii) a promissory note. In addition, Holding adopted an employee stock purchase program pursuant to which a number of employees had the opportunity to invest in Holding on a leveraged basis. Employees participating in this program were permitted to finance two-thirds of their purchases of shares of Holding common stock under the program with a promissory note. The promissory notes are secured by the shares purchased and such notes accrue interest which compounds semi-annually at rates ranging from 4.97% to 5.50% per year. Principal and all accrued interest is due and payable on the earlier to occur of (i) the end of the ten-year term, (ii) the ninetieth day following such employee's termination of employment due to death, "disability", "redundancy" (as such terms are defined in the 2002 Option Plan) or retirement, or (iii) the thirtieth day following such employee's termination of employment for any other reason. As of January 1, 2005 and December 27, 2003, the Company had $14,856 and $14,157, respectively, in outstanding notes receivable (principal and interest), which has been classified as a reduction to stockholders' equity in the consolidated balance sheet, due from employees under this program.

Stock Option Plans

Holding maintains the BPC Holding Corporation 1996 Stock Option Plan (``1996 Option Plan''), as amended, pursuant to which nonqualified options to purchase 135,873 shares are outstanding. All outstanding options under the 1996 Option Plan are scheduled to expire on July 22, 2012 and no additional options will be granted under it. Option agreements issued pursuant to the 1996 Option Plan generally provide that options become vested and exercisable at a rate of 10% per year based on continued service. Additional options also vest in years during which certain financial targets are attained. Notwithstanding the vesting provisions in the option agreements, all options that were scheduled to vest prior to December 31, 2002 accelerated and became vested immediately prior to the Merger.

Holding has adopted an employee stock option plan (``2002 Option Plan''), as amended, pursuant to which options to acquire up to 495,073 shares of Holding's common stock may be granted to its employees, directors and consultants. Options granted under the 2002 Option Plan have an exercise price per share that either (1) is fixed at the fair market value of a share of common stock on the date of grant or (2) commences at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term. Generally, options have a ten-year term, subject to earlier expiration upon the termination of the optionholder's employment and other events. Some options granted under the plan become vested and exercisable over a five-year period based on continued service with Holding. Other options become vested and exercisable based on the achievement by Holding of certain financial targets, or if such targets are not achieved, based on continued service with Holding. Upon a change in control of Holding, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.

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

Information related to the 1996 Option Plan and 2002 Option Plan is as follows:

                                              COMPANY          COMPANY              COMPANY         PREDECESSOR
                                         ---------------   -----------------  -----------------  -----------------
                                         JANUARY 1, 2005   DECEMBER 27, 2003  DECEMBER 28, 2002    JULY 21, 2002
                                         ---------------   -----------------  -----------------  -----------------
                                                 Weighted            Weighted           Weighted           Weighted
                                         Number  Average     Number  Average    Number  Average    Number  Average
                                          Of     Exercise      Of    Exercise     Of    Exercise     Of    Exercise
                                         Shares  Price       Shares  Price      Shares  Price      Shares  Price
                                         ---------------   -----------------  -----------------  -----------------
Options outstanding, beginning of period 530,662  $  94      545,684  $  86     48,218   $ 157     60,420    $132
Options converted                              -      -            -      -    102,329    (107)         -       -
Options granted                           65,465    120       38,713    100    395,137     100     15,345     277
Options exercised                         (1,640)    53       (9,757)    57          -       -    (18,134)    177
Options canceled                          (4,331)    93      (43,978)   101          -       -     (9,413)    389
                                         --------            --------         --------            -------
Options outstanding, end of period       590,156    102      530,662     94    545,684      86     48,218     157
                                         ========            ========         ========            =======
Option price range at end of period          $32 - $142         $32 - $124       $32 - $100         $100 - $226
Options exercisable at end of period          291,879             203,326         120,448             38,573
Options available for grant at period end      43,489              22,588          42,429                0
Weighted average fair value of options
 granted during period                         $34                 $28             $30                 $30

 The following table summarizes information about the options outstanding at January 1, 2005:

                                                        Weighted
Range of                         Weighted Average        Average       Number
Exercise  Number Outstanding   Remaining Contractual    Exercise    Exercisable at
 Prices   At January 1, 2005           Life               Price     January 1, 2005
-----------------------------------------------------------------------------------
$32 - $72      135,873               8 years                $50         123,152
  $100         227,040               8 years               $100          76,005
  $120          62,011               9 years               $120          10,107
  $142         165,232               8 years               $142          82,615
               -------                                                  -------
               590,156                                                  291,879

Stockholders Agreements

In connection with the Merger, Holding entered into a stockholders' agreement with GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., which in the aggregate own a majority of the common stock, and J.P. Morgan Partners Global Investors, L.P. and other private equity funds affiliated with J.P. Morgan Securities Inc., which own approximately 28% of the common stock. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., have the right to designate seven members of the board of directors, one of which shall be a member of management, and J.P. Morgan Partners Global
Investors, L.P. and other  private  equity  funds  affiliated  with J.P. Morgan
Securities Inc. have the right to designate two members of the board of directors. The stockholders' agreement contains customary terms including terms regarding transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights.

NOTE 11.  RELATED PARTY TRANSACTIONS

Prior to the Merger, Atlantic Equity Partners International II, L.P. ("International") was our largest voting stockholder and International engaged First Atlantic Capital, Ltd. ("First Atlantic") to provide certain financial and management consulting services to the Company. In consideration of financial advisory and management consulting services, the Company paid First Atlantic fees and expenses of $385 for fiscal 2002. In consideration of services performed in connection with the Merger, the Company paid First Atlantic fees and expenses of $1,786 in July 2002.

In connection with the Merger, the Company paid $8.0 million to entities affiliated with Goldman, Sachs & Co. and $5.2 million to J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the issuance of the 2002 Notes and received fees of approximately $4.4 million and $3.2 million, respectively, for services performed. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Credit Facility and received fees of $3.6 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Credit Facility for consideration of approximately $3.6. million. In October 2002, the Company entered into an interest rate collar agreement with Goldman Sachs Capital Markets to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR and capped at 6.75% LIBOR.

In connection with the Landis Acquisition, the Company paid $1.7 million to entities affiliated with Goldman, Sachs & Co. and $0.8 million to J.P. Morgan Securities Inc., an affiliate of J.P. Morgan Chase & Co., for advisory and other services. Goldman Sachs and J.P. Morgan acted as joint book-running managers in the issuance of the Add-on Notes and received fees of approximately $1.0 million and $1.0 million, respectively, for services performed. Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility and received fees of $0.5 million in July 2002 for services provided. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Amended and Restated Credit Facility for consideration of approximately $0.5 million.

Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, acted as the administrative agent, joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility without separate compensation. JP Morgan Chase Bank, an affiliate of J.P. Morgan, acted as the joint lead arranger and joint bookrunner for the Second Amended and Restated Credit Facility for consideration of approximately $0.4 million. In addition, the Company entered into four resin forward contracts in the fourth quarter of 2004 ranging from 6.0 million to 33.6 million annual pounds of resin with J. Aron & Company, a division of Goldman, Sachs & Co., and enters into foreign currency transactions through its normal course of business with Goldman, Sachs & Co.

NOTE 12.  FINANCIAL INSTRUMENTS

Holding's and the Company's financial instruments generally consist of cash and cash equivalents, the investment in Southern Packaging, an interest rate hedge, resin hedge contracts, and long-term debt. The carrying amounts of Holding's and the Company's financial instruments approximate fair value at January 1, 2005 except for the 2002 Notes and Add-on Notes for which the fair value exceeded the carrying value by $39.7 million.

In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar is accounted for as a fair value hedge and the gains and losses arising from the instrument are recorded concurrently with gains and losses arising from the underlying transaction.

The Company consumes plastic resin during the normal course of production. The fluctuations in the cost of plastic resin can vary the costs of production. As part of its risk management strategy, the Company entered into resin forward hedging transactions constituting approximately 15% of its estimated 2005 resin needs and 10% of its 2006 estimated resin needs. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period. The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and will be recognized in earnings when realized as an adjustment to cost of goods sold. The fair values of these contracts at January 1, 2005 was an unrealized gain of $5.2 million. As the agreements were not effective until fiscal 2005, there was no impact to the statements of operations included in these financial statements.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of the other comprehensive income (loss) consist of the following:

                                               JANUARY 1,    DECEMBER 27,
                                                 2005           2003
                                               ----------     ----------
Currency translation                             $8,479          $5,736
Minimum pension liability adjustment               (462)           (550)
Unrealized loss on interest rate collar              (4)           (487)
Unrealized gain on resin hedge contracts          5,173               -
                                               ----------     ----------
                                                $13,186          $4,699
                                               ==========     ==========

NOTE 14.  OPERATING SEGMENTS

The Company has four reportable segments: containers, closures, consumer products, and international. In 2004, the Company created the international segment as a separate operating and reporting segment to increase sales and improve service to international customers utilizing existing resources. The international segment includes the Company's foreign facilities and business from domestic facilities that is shipped or billed to foreign locations. The 2003 and 2002 results for the foreign facilities have been reclassified to the international segment; however, business from domestic facilities that were shipped or billed to foreign locations cannot be separately identified for 2003 and 2002. Accordingly, the amounts disclosed under the new reporting structure are not comparable between 2004, 2003, and 2002. As a result, the tables below include the results under the new and previous structure. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude
(1) uncompleted acquisition expense, (2) acquisition integration expense, (3) plant shutdown expense, (4) Merger expense, (5) non-cash compensation, and (6) management fees and reimbursed expenses paid to First Atlantic (collectively, "Adjusted EBITDA"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

New reporting structure                                                    YEAR ENDED
                                                     --------------------------------------------------
                                                                                          COMPANY/
                                                      COMPANY          COMPANY           PREDECESSOR
                                                     --------------------------------------------------
                                                      JANUARY 1,      DECEMBER 27,        DECEMBER 28,
                                                        2005             2003                2002
                                                     --------------------------------------------------
Net sales:
  Containers                                          $ 518,303        $ 288,481           $ 250,423
  Closures                                              127,481          125,292             113,309
  Consumer Products                                     130,361          116,098             109,988
  International                                          38,068           22,005              20,583
                                                       --------         --------            --------
      Total net sales                                   814,213          551,876             494,303

Adjusted EBITDA:
  Containers                                            105,707           71,027              67,079
  Closures                                               29,035           29,271              28,055
  Consumer Products                                      24,045           17,582              16,773
  International                                           2,281              957               2,500
                                                       --------         --------            --------
      Total adjusted EBITDA                             161,068          118,837             114,407

Total assets:
  Containers                                            597,006          605,879             359,635
  Closures                                              169,072          191,785             191,508
  Consumer Products                                     180,531          172,079             170,979
  International                                          58,535           46,063              38,454
                                                       --------         --------            --------
      Total assets                                    1,005,144        1,015,806             760,576

Goodwill, net:
  Containers                                            204,575          212,394             170,892
  Closures                                               65,009           74,997              77,889
  Consumer Products                                      72,646           78,619              78,302
  International                                          16,653           10,759               9,177
                                                       --------         --------            --------
      Total goodwill, net                               358,883          376,769             336,260

Reconciliation of Adjusted EBITDA to income
(loss) before income taxes:
   Adjusted EBITDA for reportable segments           $  161,068       $  118,837          $  114,407
   Net interest expense                                 (53,185)         (45,413)            (49,254)
   Depreciation                                         (54,303)         (40,752)            (39,557)
   Amortization                                          (6,513)          (3,326)             (2,408)
   Gain (loss) on disposal of property and equipment          -                7                (299)
   Merger expenses                                            -                -             (20,987)
   Loss on extinguished debt                                  -             (250)            (25,328)
   Uncompleted acquisition expense                            -           (1,041)               (216)
   Acquisition integration expense                       (3,969)          (1,424)             (1,353)
   Plant shutdown expense                                (1,822)          (1,104)             (3,992)
   Non-cash compensation                                   (585)               -                   -
   Management fees                                            -                -                (331)
                                                       --------         --------            --------
    Income (loss) before income taxes                   $40,691          $25,534            $(29,318)
                                                       ========         ========            ========

Previous reporting structure                                               YEAR ENDED
                                                     --------------------------------------------------
                                                                                          COMPANY/
                                                      COMPANY          COMPANY           PREDECESSOR
                                                     --------------------------------------------------
                                                      JANUARY 1,      DECEMBER 27,        DECEMBER 28,
                                                        2005             2003                2002
                                                     --------------------------------------------------
Net sales:
  Containers                                          $ 527,703        $ 288,481           $ 250,423
  Closures                                              154,956          147,297             133,892
  Consumer Products                                     131,554          116,098             109,988
                                                       --------         --------            --------
      Total net sales                                   814,213          551,876             494,303
Adjusted EBITDA:
  Containers                                            107,184           71,027              67,079
  Closures                                               29,880           30,228              30,555
  Consumer Products                                      24,004           17,582              16,773
                                                       --------         --------            --------
      Total adjusted EBITDA                             161,068          118,837             114,407
Total assets:
  Containers                                            607,480          605,879             359,635
  Closures                                              215,552          237,848             229,962
  Consumer Products                                     182,112          172,079             170,979
                                                       --------         --------            --------
      Total assets                                    1,005,144        1,015,806             760,576
Goodwill, net:
  Containers                                            207,293          212,394             170,892
  Closures                                               78,375           85,756              87,066
  Consumer Products                                      73,215           78,619              78,302
                                                       --------         --------            --------
      Total goodwill, net                               358,883          376,769             336,260
Reconciliation of Adjusted EBITDA to income
(loss) before income taxes:
   Adjusted EBITDA for reportable segments           $  161,068       $  118,837          $  114,407
   Net interest expense                                 (53,185)         (45,413)            (49,254)
   Depreciation                                         (54,303)         (40,752)            (39,557)
   Amortization                                          (6,513)          (3,326)             (2,408)
   Gain (loss) on disposal of property and equipment          -                7                (299)
   Merger expenses                                            -                -             (20,987)
   Loss on extinguished debt                                  -             (250)            (25,328)
   Uncompleted acquisition expense                            -           (1,041)               (216)
   Acquisition integration expense                       (3,969)          (1,424)             (1,353)
   Plant shutdown expense                                (1,822)          (1,104)             (3,992)
   Non-cash compensation                                   (585)               -                   -
   Management fees                                            -                -                (331)
                                                       --------         --------            --------
    Income (loss) before income taxes                   $40,691          $25,534            $(29,318)
                                                       ========         ========            ========

NOTE 15.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (IN THOUSANDS)

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry's domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the 2002 Notes and Add-on Notes issued by Berry. Berry and all of Berry's subsidiaries are 100% owned by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at January 1, 2005 and December 27, 2003 and for the fiscal years ended January 1, 2005, December 27, 2003, and December 28, 2002. The equity method has been used with respect to investments in subsidiaries.

                                                             JANUARY 1, 2005
                              ---------------------------------------------------------------------------------------
                              BPC Holding     Berry Plastics   Combined      Combined
                              Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                               (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                              ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING BALANCE SHEETS
Current assets                  $     -           $68,449      $ 139,338       $ 12,012    $       -     $  219,799
Net property and equipment            -            76,555        188,841         16,576            -        281,972
Other noncurrent assets         183,891           770,971        363,091         12,328     (826,908)       503,373
                              ----------       ----------      ----------    ----------    ----------    ----------
Total assets                   $183,891          $915,975       $691,270        $40,916    $(826,908)    $1,005,144
                              ==========       ==========      ==========    ==========    ==========    ==========

Current liabilities             $     -         $  81,053       $ 42,004        $ 6,648    $       -     $  129,705
Noncurrent liabilities                -           651,031        747,720         27,258     (734,461)       691,548
Equity (deficit)                183,891           183,891        (98,454)         7,010      (92,447)       183,891
                              ----------       ----------      ----------    ----------    ----------    ----------
Total liabilities and
equity (deficit)              $ 183,891          $915,975      $ 691,270        $40,916    $(826,908)    $1,005,144
                              ==========       ==========      ==========    ==========    ==========    ==========



                                                            DECEMBER 27, 2003
                              ---------------------------------------------------------------------------------------
                              BPC Holding     Berry Plastics   Combined      Combined
                              Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                               (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                              ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING BALANCE SHEETS
Current assets                  $     -          $67,631       $ 121,605      $ 13,844      $      -      $203,080
Net property and equipment            -           70,873         191,960        20,144             -       282,977
Other noncurrent assets         152,591          855,627         370,199        12,075      (860,743)      529,749
                              ----------       ----------      ----------    ----------    ----------    ----------
Total assets                   $152,591         $994,131        $683,764       $46,063     $(860,743)   $1,015,806
                              ==========       ==========      ==========    ==========    ==========    ==========

Current liabilities              $    -        $  53,245        $ 53,408       $ 8,856     $       -     $ 115,509
Noncurrent liabilities                -          788,295         674,851        28,790      (744,230)      747,706
Equity (deficit)                152,591          152,591         (44,495)        8,417      (116,513)      152,591
                              ----------       ----------      ----------    ----------    ----------    ----------
Total liabilities and
equity (deficit)              $ 152,591         $994,131       $ 683,764      $ 46,063     $(860,743)   $1,015,806
                              ==========       ==========      ==========    ==========    ==========    ==========


                                                      YEAR ENDED JANUARY 1, 2005 (COMPANY)
                              ---------------------------------------------------------------------------------------
                              BPC Holding     Berry Plastics   Combined      Combined
                              Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                               (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                              ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                        $    -         $236,448        $554,107       $23,658       $     -      $814,213
Cost of goods sold                    -          166,248         449,760        23,321             -       639,329
                              ----------       ----------      ----------    ----------    ----------    ----------
Gross profit                          -           70,200         104,347           337             -       174,884
Operating expenses              (39,306)          37,072          79,493         3,749             -        81,008
                              ----------       ----------      ----------    ----------    ----------    ----------
Operating income (loss)          39,306           33,128          24,854        (3,412)            -        93,876
Interest expense (income),net      (772)         (15,007)         68,226           738             -        53,185
Income taxes (benefit)               42           17,458             281           (41)            -        17,740
Equity in net (income) loss
from subsidiary                  17,085           47,762           4,109             -       (68,956)            -
                              ----------       ----------      ----------    ----------    ----------    ----------
Net income (loss)               $22,951        $ (17,085)       $(47,762)      $(4,109)      $68,956      $ 22,951
                              ==========       ==========      ==========    ==========    ==========    ==========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)              $ 22,951         $(17,085)      $ (47,762)     $ (4,109)     $ 68,956       $22,951
Non-cash expenses                   585           33,596          42,565         3,485             -        80,231
Equity in net (income)
loss from subsidiary             17,085           47,762           4,109             -       (68,956)            -
Changes in working capital         (775)          10,520         (36,689)       (1,005)            -       (27,949)
                              ----------       ----------      ----------    ----------    ----------    ----------
Net cash provided by
(used for) operating activities  39,846           74,793         (37,777)       (1,629)            -        75,233
Net cash provided by
(used for) investing activities       -          (21,125)        (26,426)        2,074             -       (45,477)
Net cash provided by
(used for) financing activities (39,846)         (77,869)         62,575          (568)            -       (55,708)
Effect on exchange rate
changes on cash                       -                -               -            24             -            24
                              ----------       ----------      ----------    ----------    ----------    ----------
Net increase (decrease)
in cash and cash equivalents          -          (24,201)         (1,628)          (99)            -       (25,928)
Cash and cash equivalents
at beginning of year                  -           24,286           1,670           236             -        26,192
                              ----------       ----------      ----------    ----------    ----------    ----------
Cash and cash equivalents
at end of year                    $   -             $ 85          $   42        $  137       $     -       $   264
                              ==========       ==========      ==========    ==========    ==========    ==========

                                                    YEAR ENDED DECEMBER 27, 2003 (COMPANY)
                              ---------------------------------------------------------------------------------------
                              BPC Holding     Berry Plastics   Combined      Combined
                              Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                               (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                              ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                        $    -         $200,886        $328,984       $22,006       $     -      $551,876
Cost of goods sold                    -          140,139         259,720        20,891             -       420,750
                              ----------       ----------      ----------    ----------    ----------    ----------
Gross profit                          -           60,747          69,264         1,115             -       131,126
Operating expenses              (25,840)          34,536          47,545         3,695             -        59,936
                              ----------       ----------      ----------    ----------    ----------    ----------
Operating income (loss)          25,840           26,211          21,719        (2,580)            -        71,190
Other expenses (income)               -                -              (7)            -             -            (7)
Interest expense (income),net      (763)            (592)         45,326         1,442             -        45,413
Loss on extinguished debt             -              250               -             -             -           250
Income taxes (benefit)               27           12,388              10            61             -        12,486
Equity in net (income)
loss from subsidiary             13,528           27,693           4,083             -       (45,304)            -
                              ----------       ----------      ----------    ----------    ----------    ----------
Net income (loss)               $13,048        $ (13,528)       $(27,693)      $(4,083)      $45,304      $ 13,048
                              ==========       ==========      ==========    ==========    ==========    ==========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)              $ 13,048         $(13,528)      $ (27,693)     $ (4,083)     $ 45,304       $13,048
Non-cash expenses                     -           26,817          28,136         3,227             -        58,180
Equity in net (income)
loss from subsidiary             13,528           27,693           4,083             -       (45,304)            -
Changes in working capital         (758)           1,159           7,463           681             -         8,545
                              ----------       ----------      ----------    ----------    ----------    ----------
Net cash provided by
(used for) operating activities  25,818           42,141          11,989          (175)            -        79,773
Net cash used for
investing activities                  -         (244,511)        (16,474)       (4,667)            -      (265,652)
Net cash provided by
(used for) financing activities (25,819)         211,499           5,891         5,250             -       196,821
 activities
Effect on exchange rate
changes on cash                       -                -               -          (363)            -          (363)
                              ----------       ----------      ----------    ----------    ----------    ----------
Net increase (decrease) in cash
and cash equivalents                 (1)           9,129           1,406            45             -        10,579
Cash and cash equivalents
at beginning of year                  1           15,157             264           191             -        15,613
                              ----------       ----------      ----------    ----------    ----------    ----------
Cash and cash equivalents
at end of year                    $   -         $ 24,286         $ 1,670        $  236       $     -      $ 26,192
                              ==========       ==========      ==========    ==========    ==========    ==========

                                                     YEAR ENDED DECEMBER 28, 2002 (COMPANY/PREDECESSOR)
                              ---------------------------------------------------------------------------------------
                              BPC Holding     Berry Plastics   Combined      Combined
                              Corporation      Corporation     Guarantor    Non-guarantor Consolidating
                               (Parent)         (Issuer)      Subsidiaries  Subsidiaries  Adjustments   Consolidated
                              ----------       ----------      ----------    ----------    ----------    ----------
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                        $    -         $173,570        $300,149       $20,584       $     -      $494,303
Cost of goods sold                    -          116,354         236,169        18,750             -       371,273
                              ----------       ----------      ----------    ----------    ----------    ----------
Gross profit                          -           57,216          63,980         1,834             -       123,030
Operating expenses                1,920           27,857          44,894         2,796             -        77,467
                              ----------       ----------      ----------    ----------    ----------    ----------
Operating income (loss)          (1,920)          29,359          19,086          (962)            -        45,563
Other expenses                        -              145             249           (95)            -           299
Interest expense, net             9,443            3,172          34,481         2,158             -        49,254
Loss on extinguished debt         9,282            6,339           9,498           209             -        25,328
Income taxes (benefit)           (8,234)          11,016             115           401             -         3,298
Equity in net (income)
loss from subsidiary             20,205           28,892           3,635             -       (52,732)            -
                              ----------       ----------      ----------    ----------    ----------    ----------
Net income (loss)              $(32,616)       $ (20,205)       $(28,892)      $(3,635)      $52,732      $(32,616)
                              ==========       ==========      ==========    ==========    ==========    ==========

CONSOLIDATING STATEMENTS OF CASH FLOWS
Net income (loss)             $ (32,616)        $(20,205)      $ (28,892)     $ (3,635)     $ 52,732      $(32,616)
Non-cash expenses                11,451           23,799          36,178         3,270             -        74,698
Equity in net (income)
loss from subsidiary             20,205           28,892           3,635             -       (52,732)            -
Changes in working capital         (320)          (6,290)         (7,557)       (1,275)            -       (15,442)
                              ----------       ----------      ----------    ----------    ----------    ----------
Net cash provided by
(used for) operating activities  (1,280)          26,196           3,364        (1,640)            -        26,640
Net cash used for
investing activities                  -          (18,023)        (25,704)       (1,171)            -       (44,898)
Net cash provided by
(used for) financing activities     841            6,863          22,194         2,483             -        32,381
Effect on exchange rate
changes on cash                       -                -               -           258             -           258
                              ----------       ----------      ----------    ----------    ----------    ----------
Net increase (decrease)
in cash and cash equivalents       (439)          15,036            (146)          (70)            -        14,381
 equivalents
Cash and cash equivalents
at beginning of year                440              121             410           261             -         1,232
                              ----------       ----------      ----------    ----------    ----------    ----------
Cash and cash equivalents
at end of year                    $   1         $ 15,157          $  264        $  191       $     -      $ 15,613
                              ==========       ==========      ==========    ==========    ==========    ==========

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal years 2004 and 2003.

                                 2004                                    2003
                 ------------------------------------  ---------------------------------------
                  FIRST     SECOND    THIRD    FOURTH     FIRST     SECOND     THIRD    FOURTH
                  -----     -----     -----     -----     ------    -----      -----     -----
Net sales       $191,726  $211,041  $204,803  $206,643   $125,398  $146,851  $139,306  $140,321
Cost of sales    148,615   164,565   160,824   165,325     94,321   112,055   106,845   107,529
                 -------   -------   -------   -------    -------   -------   -------   -------
Gross profit     $43,111   $46,476   $43,979   $41,318    $31,077   $34,796   $32,461   $32,792
                 =======   =======   =======   =======    =======   =======   =======   =======
Net income        $4,822    $7,391    $6,641    $4,097     $3,079    $4,542    $4,218    $1,209
                 =======   =======   =======   =======    =======   =======   =======   =======

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2005.

                                           BPC HOLDING CORPORATION



                                           By    /s/ Ira G. Boots
                                             ----------------------------------
                                            Ira G. Boots
                                            President   and   Chief   Executive
                                            Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                             TITLE                                   DATE
        ---------                             -----                                   ----


/s/ Joseph H. Gleberman           Chairman of the Board of Directors             March 22, 2005
    -------------------------
Joseph H. Gleberman

                                  President, Chief Executive Officer
/s/ Ira G. Boots                  and Director (Principal Executive Officer)     March 22, 2005
    -------------------------
Ira G. Boots
                                  Executive Vice President, Chief Financial Officer,
                                  Treasurer and Secretary (Principal Financial and
/s/ James M. Kratochvil           Accounting Officer)                            March 22, 2005
    -------------------------
James M. Kratochvil


/s/ Gregory J. Landis             Director                                       March 22, 2005
   --------------------------
Gregory J. Landis


/s/ Christopher C. Behrens        Director                                       March 22, 2005
   --------------------------
Christopher C. Behrens


/s/ Terry R. Peets                Director                                       March 22, 2005
   --------------------------
Terry R. Peets


/s/ Stephen S. Trevor             Director                                       March 22, 2005
   --------------------------
Stephen S. Trevor


/s/ Mathew J. Lori                Director                                       March 22, 2005
   --------------------------
Mathew J. Lori

                                      S-1

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2005.

                                           BERRY PLASTICS CORPORATION

                                           By  /s/ Ira G. Boots
                                             ------------------------------
                                             Ira G. Boots
                                             President  and  Chief  Executive
                                             Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                             TITLE                                   DATE
        ---------                             -----                                   ----


/s/ Joseph H. Gleberman           Chairman of the Board of Directors             March 22, 2005
    -------------------------
Joseph H. Gleberman

                                  President, Chief Executive Officer
/s/ Ira G. Boots                  and Director (Principal Executive Officer)     March 22, 2005
    -------------------------
Ira G. Boots
                                  Executive Vice President, Chief Financial Officer,
                                  Treasurer and Secretary (Principal Financial and
/s/ James M. Kratochvil           Accounting Officer)                            March 22, 2005
    -------------------------
James M. Kratochvil


/s/ Gregory J. Landis             Director                                       March 22, 2005
   --------------------------
Gregory J. Landis


/s/ Christopher C. Behrens        Director                                       March 22, 2005
   --------------------------
Christopher C. Behrens


/s/ Terry R. Peets                Director                                       March 22, 2005
   --------------------------
Terry R. Peets


/s/ Stephen S. Trevor             Director                                       March 22, 2005
   --------------------------
Stephen S. Trevor


/s/ Mathew J. Lori                Director                                       March 22, 2005
   --------------------------
Mathew J. Lori

                                      S-2

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
          FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT
         WHICH HAS NOT REGISTERED SECURITIES PURSUANT TO SECTION 12
                                 OF THE ACT


The Registrants have not sent any annual report or proxy material to securityholders.

                                     INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
2.1 Agreement and Plan of Merger, dated as of May 25, 2002, among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2002 (the "Form 8-K") and incorporated herein by reference)

2.2 First Amendment dated as of July 17, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

2.3 Second Amendment dated as of July 22, 2002 among GS Berry Acquisition Corp., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, Holding, the Company, the Stockholders listed on Schedule 1 attached thereto, Atlantic Equity Partners International II, L.P., J.P. Morgan Partners (SBIC), LLC, BPC Equity, LLC and Ira G. Boots to the Agreement and Plan of Merger, dated as of May 25, 2002 (filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference)

2.4 The Agreement and Plan of Merger dated as of October 15, 2003, by and among the Company, Berry Plastics Acquisition Corporation IV, Landis, all the shareholders of Landis, the Real Estate Sellers (as defined therein) and Gregory J. Landis, as the Shareholder Representative (as defined therein) (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 5, 2003 (the "Landis Form 8-K") and incorporated herein by reference)

3.1Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "Form S-1") and incorporated herein by reference)

3.2Bylaws of the Company (filed as Exhibit 3.4 to the Form S-1 and incorporated herein by reference)

3.3Amended and Restated Certificate of Incorporation of BPC Holding Corporation
   ("Holding") (filed as Exhibit 4.1 to the Form S-8 filed on August 6, 2002 (the "Form S-8") and incorporated herein by reference)

3.4Amended and Restated Bylaws of Holding (filed as Exhibit 4.2 to the Form S-8 and incorporated herein by reference)

4.1The Indenture, dated as of July 22, 2002, among Holding, the Company, the other guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Form-S-4 filed on August 16, 2002 "2002 Form S-4" and incorporated herein by reference)

4.2The  Registration  Rights  Agreement, dated November  20,  2003,  among  the
   Company, Holding, the other guarantors listed on the signature page thereof, and J.P. Morgan Securities Inc., Goldman Sachs & Co., as Initial Purchasers relating to the 10 3/4% Senior Subordinated Notes due 2012 (filed as Exhibit
   4.2 to the Form S-4 filed on January 9 2004 "2004 Form S-4" and incorporated herein by reference)

4.3Supplemental Indenture, dated as of  August  6,  2002,  among  the  Company,
   Holding, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation and Cardinal Packaging, Inc., the new guarantors listed on the signature page thereof, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.3 to the 2002 Form-S-4 and incorporated herein by reference)

4.4Second Supplemental  Indenture, dated as of  November 20, 2003, among Landis
   Plastics, Inc., the Company, Holding Corporation, Berry Iowa Corporation, Packerware Corporation, Knight Plastics, Inc., Berry Sterling Corporation, Berry Plastic Design Corporation, Poly-Seal Corporation, Berry Plastics Acquisitions Corporation III, Venture Packaging, Inc., Venture Packaging Midwest, Inc., Berry Plastics Technical Services, Inc., CPI Holding
   Corporation, Aerocon, Inc., Pescor, Inc., Berry Tri-Plas Corporation, Cardinal Packaging, Inc., Berry Plastics Acquisition Corporation IV, Berry Plastics Acquisition Corporation V, Berry Plastics Acquisition Corporation VI, Berry Plastics Acquisition Corporation VII, Berry Plastics Acquisition Corporation VIII, Berry Plastics Acquisition Corporation IX, Berry Plastics Acquisition Corporation X, Berry Plastics Acquisition Corporation XI, Berry Plastics Acquisition Corporation XII, Berry Plastics Acquisition Corporation XIII, Berry Plastics Acquisition Corporation XIV, LLC, Berry Plastics Acquisition Corporation XV, LLC, and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.1 Stockholders Agreement dated as of July 22, 2002, among Holding, GS Capital Partners 2000, L.P., GS Capital Partners Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and J.P. Morgan Partners Global Investors A, L.P. (filed as Exhibit 10.1 to the 2002 Form-S-4 and incorporated herein by reference)

10.2 Stockholders Agreement dated as of July 22, 2002, among Holding, and those stockholders listed on Schedule A attached thereto (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

10.3*Second Amended and Restated Credit and  Guaranty  Agreement,  dated  as of
     November 10, 2003, by and among the Company, Holding, certain subsidiaries of the Company, the lenders named therein (the "Lenders"), Goldman Sachs Credit Partners L.P., as Administrative Agent (the "Administrative Agent"), JPMorgan Chase Bank, as Syndication Agent (the "Syndication Agent"), Fleet National Bank, as Collateral Agent, Issuing Bank and Swing Line Lender (the "Collateral Agent") and The Royal Bank of Scotland and General Electric Capital Corporation, as Co-Documentation Agents (the "Co-Documentation Agents")

10.4*First  Amendment  to  the  Second Amended and Restated Credit and Guaranty
     Agreement dated as of January 1, 2005

10.5 Counterpart Agreement dated as of November 20, 2003, by and among the Company, Holding, certain subsidiaries of the Company (including Landis), the Lenders, the Administrative Agent, the Syndication Agent, the Collateral Agent and the Co-Documentation Agents (filed as Exhibit 10.4 to the 2004 Form-S-4 and incorporated herein by reference)

10.6 Pledge Supplement, dated as of November 20, 2003, among the Company, the other Grantors named therein, and Fleet National Bank, as the Collateral Agent. (filed as Exhibit 10.5 to the 2004 Form-S-4 and incorporated herein by reference)

10.7 Employment Agreement dated December 24, 1990, as amended, between the Company and R. Brent Beeler ("Beeler") (filed as Exhibit 10.10 to the Form S-1 and incorporated herein by reference)

10.8 Amendment to Beeler Employment Agreement dated November 30, 1995 (filed as
     Exhibit 10.8 to the Annual report on Form 10-K filed on March 28, 1996 (the "1995 Form 10-K") and incorporated herein by reference)

10.9 Amendment to Beeler Employment  Agreement  dated  June  30, 1996 (filed as
     Exhibit 10.7 to the Registration Statement on Form S-4 filed on July 17, 1996 (the "1996 Form S-4") and incorporated herein by reference)

10.10Amendment to Beeler Employment Agreement dated as of June 30, 2001 (filed as Exhibit 10.19 to the 2002 Form S-4 and incorporated herein by reference)

10.11Employment Agreement dated December 24, 1990 as amended, between the Company and James M. Kratochvil ("Kratochvil") (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.12Amendment  to  Kratochvil  Employment  Agreement dated November  30,  1995
     (filed as Exhibit 10.12 to the 1995 Form 10-K and incorporated herein by reference)

10.13Amendment to Kratochvil Employment Agreement dated June 30, 1996 (filed as
     Exhibit 10.13 to the 1996 Form S-4 and incorporated herein by reference)

10.14Amendment to Kratochvil Employment Agreement dated June 30, 2001 (filed as
     Exhibit 10.21 to the 2002 Form S-4 and incorporated herein by reference)

10.15Employment Agreement dated as of January 1, 1993, between the Company and Ira G. Boots ("Boots") (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.16Amendment to Boots Employment Agreement  dated November 30, 1995 (filed as
     Exhibit 10.14 to the 1995 Form 10-K and incorporated herein by reference)

10.17Amendment to Boots Employment Agreement dated  June  30,  1996  (filed  as
     Exhibit 10.16 to the 1996 Form S-4 and incorporated herein by reference)

10.18Amendment  to  Boots  Employment  Agreement  dated June 30, 2001 (filed as
     Exhibit 10.20 to the 2002 Form S-4 and incorporated herein by reference)

10.19Financing Agreement dated as of April 1, 1991, between the City of Henderson, Nevada Public Improvement Trust and the Company (including exhibits) (filed as Exhibit 10.17 to the Form S-1 and incorporated herein by reference)

10.20Employment Agreement dated as of August 14, 2000, between the Company and William J. Herdrich (filed as Exhibit 10.15 to the 2002 Form-S-4 and incorporated herein by reference)

10.21*Amendment to Herdrich Employment Agreement dated December 31, 2003

10.22Employment Agreement dated as of February 16, 2004, between the Company and Gregory J. Landis (filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed on February 24, 1994 (the "2004 Form S-1") and incorporated herein by reference)

10.23Amended  and Restated Holding 2002 Stock Option Plan dated March  3,  2004
     (filed as Exhibit 10.21 to the 2004 Form S-1 and incorporated herein by reference)

10.24*Amendment to Amended and Restated Holding 2002 Stock Option Plan

10.25Holding Key Employee Equity Investment Program dated August 5, 2002 (filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference)

12.1*Ratio of earnings to fixed charges

21.1*  List of subsidiaries

31.1*  Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*  Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*  Section 1350 Certification of the Chief Executive Officer

32.2*  Section 1350 Certification of the Chief Financial Officer


*  Filed herewith.