Form 10-Q
period 2006-04-01
BERRY PLASTICS CORP; BPC HOLDING CORP
filed 2006-05-15
CIK 919463, 919465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 33-75706
BPC HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

BERRY PLASTICS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	35-1813706
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)
Registrants' telephone number, including area code: (812) 424-2904

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrants are shell companies (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 2, 2006, there were outstanding 3,377,671 shares of the Common Stock, $.01 par value, of BPC Holding Corporation. As of May 2, 2006, there were outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the factors discussed in our Form 10-K for the fiscal year ended December 31, 2005 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended December 31, 2005 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein. We are currently in the process of finalizing our Code of Ethics.

BPC Holding Corporation
Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended April 1, 2006

		Page No.
Part I.	Financial Information

	Item 1. Financial Statements:
	Consolidated Balance Sheets	4
	Consolidated Statements of Income	6
	Consolidated Statements of Changes in Stockholders’ Equity	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9

	Item 2. Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
	Item 4. Controls and Procedures	27

Part II.	Other Information

	Item 1A.Risk Factors	28
	Item 6. Exhibits	28

Signature		29

Part 1. Financial Information
Item 1. Financial Statements

BPC Holding Corporation
Consolidated Balance Sheets
(In Thousands of Dollars, except share information)

	April 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,598	$24,756
Accounts receivable (less allowance for doubtful accounts of $6,082 at April 1, 2006 and $5,766 at December 31, 2005)	165,747	140,443
Inventories:
Finished goods	115,252	101,632
Raw materials and supplies	45,894	50,716
	161,146	152,348
Deferred income taxes	16,193	22,905
Prepaid expenses and other current assets	28,127	39,037
Total current assets	409,811	379,489

Property and equipment:
Land	12,296	12,292
Buildings and improvements	92,859	92,810
Equipment and construction in progress	532,772	497,364
	637,927	602,466
Less accumulated depreciation	200,348	179,022
	437,579	423,444
Intangible assets:
Deferred financing fees, net	17,562	18,333
Customer relationships, net	252,308	255,981
Goodwill	495,580	495,258
Trademarks, net	46,098	47,065
Other intangibles, net	27,582	28,260
	839,130	844,897

Total assets	$1,686,520	$1,647,830

BPC Holding Corporation
Consolidated Balance Sheets (continued)
(In Thousands of Dollars, except share information)

	April 1, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$113,929	$64,970
Accrued interest	11,151	20,165
Employee compensation, payroll and other taxes	38,676	43,915
Accrued expenses and other current liabilities	30,291	34,730
Current portion of long-term debt	14,812	13,928
Total current liabilities	208,859	177,708

Long-term debt, less current portion	1,145,548	1,146,692
Deferred income taxes	94,447	94,934
Other long-term liabilities	25,706	25,108
Total liabilities	1,474,560	1,444,442
Stockholders' equity:
Preferred Stock; $.01 par value: 500,000 shares authorized; 0 shares issued and outstanding at April 1, 2006 and December 31, 2005	—	—
Common Stock; $.01 par value: 5,000,000 shares authorized; 3,398,807 shares issued and 3,374,351 shares outstanding at April 1, 2006; and 3,398,807 shares issued and 3,374,348 shares outstanding at December 31, 2005	34	34
Additional paid-in capital	347,931	346,943
Adjustment of the carryover basis of continuing stockholders	(196,603)	(196,603)
Notes receivable - common stock	(14,464)	(14,273)
Treasury stock: 24,456 and 24,459 shares of common stock at April 1, 2006 and December 31, 2005, respectively	(3,546)	(3,547)
Retained earnings	67,149	58,969
Accumulated other comprehensive income	11,459	11,865
Total stockholders’ equity	211,960	203,388
Total liabilities and stockholders’ equity	$1,686,520	$1,647,830

 See notes to consolidated financial statements.

BPC Holding Corporation
Consolidated Statements of Income
(In Thousands of Dollars)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)

Net sales	$355,964	$225,310
Cost of goods sold	284,621	184,016
Gross profit	71,343	41,294

Operating expenses:
Selling	10,420	7,302
General and administrative	14,803	8,879
Research and development	1,976	1,028
Amortization of intangibles	5,364	1,773
Other expenses	1,057	304
Operating income	37,723	22,008

Other expenses:
Unrealized loss on investment in Southern Packaging	216	632
Income before interest and taxes	37,507	21,376

Interest:
Expense	22,402	14,022
Income	(394)	(204)
Income before income taxes	15,499	7,558

Income taxes	7,319	3,759
Net income	$8,180	$3,799

See notes to consolidated financial statements.

BPC Holding Corporation
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(In Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Adjustment of the carryover basis of continuing stockholders	Notes receivable- common stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Total

Balance at December 31, 2005	$34	$346,943	$(196,603)	$(14,273)	$(3,547)	$58,969	$11,865	$203,388
Sale of treasury stock	—	—	—	—	1	—	—	1
Interest on notes receivable	—	—	—	(191)	—	—	—	(191)
Stock-based compensation	—	988	—	—	—	—	—	988
Translation gains	—	—	—	—	—	—	336	336
Other comprehensive losses	—	—	—	—	—	—	(742)	(742)
Net income	—	—	—	—	—	8,180	—	8,180
Balance at April 1, 2006	$34	$347,931	$(196,603)	$(14,464)	$(3,546)	$67,149	$11,459	$211,960

 See notes to consolidated financial statements.

BPC Holding Corporation
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$8,180	$3,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,085	13,996
Non-cash interest expense	477	511
Amortization of intangibles	5,364	1,773
Non-cash compensation	988	—
Unrealized loss on investment in Southern Packaging	216	632
Deferred income taxes	6,712	3,677
Changes in operating assets and liabilities:
Accounts receivable, net	(25,230)	(22,926)
Inventories	(8,745)	(2,513)
Prepaid expenses and other assets	9,280	8,822
Accrued interest	(9,014)	(8,799)
Payables and accrued expenses	39,697	13,822
Net cash provided by operating activities	49,010	12,794

Investing activities
Additions to property and equipment	(31,899)	(12,816)
Proceeds from disposal of property and equipment	73	1,681
Net cash used for investing activities	(31,826)	(11,135)

Financing activities
Proceeds from long-term borrowings	529	2,408
Payments on long-term borrowings	(3,840)	(3,645)
Sale of treasury stock	1	—
Net cash used for financing activities	(3,310)	(1,237)
Effect of exchange rate changes on cash	(32)	(49)
Net increase in cash and cash equivalents	13,842	373
Cash and cash equivalents at beginning of period	24,756	264
Cash and cash equivalents at end of period	$38,598	$637

See notes to consolidated financial statements.

BPC Holding Corporation
Notes to Consolidated Financial Statements
(In thousands of dollars, except as otherwise noted)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of BPC Holding Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of BPC Holding Corporation (“Holding”) and its wholly-owned subsidiary, Berry Plastics Corporation (“Berry”), and Berry’s wholly-owned subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding’s and Berry’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	Recent Acquisitions

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (“the Mexico Acquisition”), for aggregate consideration of approximately $8.2 million. The purchase price was allocated to fixed assets ($4.1 million), inventory ($1.6 million), goodwill ($0.7 million), and other intangibles ($1.8 million). The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of approximately $455.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s senior secured credit facility and cash on hand. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation is preliminary and subject to change based on actual expenses and adjustments of estimates.

June 3, 2005
Current assets	$85,088
Property and equipment	145,653
Goodwill	134,409
Customer relationships	182,094
Trademarks	16,140
Other intangibles	22,291
Total assets	585,675

Current liabilities	55,894
Long-term liabilities	73,942
Total liabilities	129,836

Net assets acquired	$455,839

In accordance with the criteria stated in Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the Company established opening balance sheet reserves related to plant shutdown and severance costs. The opening balances and current year activity is presented in the following table.

		Thirteen Weeks ended April 1, 2006
	Established at Opening Balance Sheet	January 1, 2006	Reduction In Estimate	Payments	April 1, 2006
EITF 95-3 reserves	$2,700	$2,221	—	$(252)	$1,969

The pro forma financial results presented below are unaudited and assume that the Kerr Acquisition occurred at the beginning of the respective period. Pro forma results have not been adjusted to reflect the Mexico Acquisition as they do not differ materially from the pro forma results presented below. Pro forma net sales and net income for the thirteen weeks ended April 2, 2005 were $323,533 and $1,725, respectively. The financial results for the thirteen weeks ended April 1, 2006 have not been adjusted as the acquired businesses were owned by Berry for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Kerr Acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional interest expense, elimination of Berry’s write off of deferred financing fees, and elimination of Kerr’s closing expenses, net of the applicable income tax effects.

3. Long-Term Debt

Long-term debt consists of the following:

	April 1, 2006	December 31, 2005
Berry 10 ¾% Senior Subordinated Notes	$335,000	$335,000
Debt premium on 10 ¾% Notes, net	7,405	7,699
Term loans	789,038	791,025
Revolving lines of credit	529	—
Capital leases	28,388	26,896
	1,160,360	1,160,620
Less current portion of long-term debt	14,812	13,928
	$1,145,548	$1,146,692

The current portion of long-term debt consists of $7.9 million of quarterly installments on the term loans and $6.9 million of principal payments related to capital lease obligations.

On July 22, 2002, the Company entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the “Credit Facility”). On November 10, 2003, in connection with the acquisition of Landis Plastics, Inc., the Credit Facility was amended and restated (the “Amended and Restated Credit Facility”). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the “Second Amended and Restated Credit Facility”). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of administrative agent and for Goldman Sachs Credit Partners, L.P. to resign as administrative agent. On June 3, 2005, the Company entered into a Second Amendment to the Second Amended and Restated Credit Agreement with Deutsche Bank Trust Company Americas assuming the role of administrative agent. As a result of the second amendment to the New Credit Facility, we expensed $7.0 million of unamortized deferred financing costs. On October 26, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “New Credit Facility”) that reduced the applicable margin on the term loan.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At April 1, 2006, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At April 1, 2006 and December 31, 2005, the Company had $14.7 million in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at April 1, 2006. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began on September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011.

Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ‘‘Base Rate Loans’’) or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ‘‘Eurodollar Rate Loans’’). With respect to the term loan, the ‘‘applicable margin’’ is (i) with respect to Base Rate Loans, 1.00% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through April 1, 2006. With respect to the revolving credit facility, the ‘‘applicable margin’’ is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on results through April 1, 2006). The ‘‘applicable margin’’ with respect to Base Rate Loans will always be 1.00% per annum less than the ‘‘applicable margin’’ for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003 and expires on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. All of the Company’s interest rate hedge transactions are accounted for under the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”). At April 1, 2006, the Company had unused borrowing capacity under the New Credit Facility’s revolving line of credit of $135.3 million. Although the $135.3 million was available at April 1, 2006, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

4. Stock-Based Compensation

The Company previously applied the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” In December 2004, the FASB issued SFAS No. 123R (Revised 2004,) Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1.0 million of non-cash charges for stock compensation related to amortization of the fair value of unvested stock options. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods.

Thirteen Weeks Ended
April 2, 2005
Reported net income	$3,799
Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Total stock-based employee compensation expense determined under fair value based method, for all awards, net of tax	(572)
Pro forma net income	$3,227

5. Comprehensive Income

Comprehensive income is comprised of net income, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Net income	$8,180	$3,799
Other comprehensive losses	(742)	(20)
Currency translation income (losses)	336	(1,085)
Comprehensive income	$7,774	$2,694

6. Income Taxes

A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:
	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Income tax expense computed at statutory rate	$5,425	$2,645
State income tax expense, net of federal taxes	736	469
Expenses not deductible for income tax purposes	170	121
Change in valuation allowance	808	539
Other	180	(15)
Income tax expense	$7,319	$3,759

7. Employee Retirement Plans

In connection with the Kerr Acquisition, the Company acquired two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr’s former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company’s retirement plans have a minimum pension liability of $19.9 million at April 1, 2006 and December 31, 2005, which are recorded as other liabilities in the consolidated balance sheets. Net pension and retiree health benefit expense included the following components:

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$64	$64
Interest cost	562	95
Expected return on plan assets	(634)	(103)
Amortization of prior service cost	23	23
Recognized actuarial gain	4	4
Net periodic benefit cost	$19	$83

Retiree Health Benefit Plan
Service cost	$4	$—
Interest cost	97	—
Recognized actuarial loss	(23)	—
Net periodic benefit cost	$78	$—

The Company expects to contribute approximately $2.2 million during fiscal 2006, of which $0.1 million was made in the thirteen weeks ended April 1, 2006, to the defined benefit pension plans and the retiree health benefit plan.

8. Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition.

9. Operating Segments

In connection with the Kerr Acquisition, Berry reorganized its operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of Kerr, better service the Company’s customers, and provide a more efficient organization. Prior periods have been restated to be aligned with the new reporting structure in order to provide comparable results. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) uncompleted acquisition expense, (2) acquisition integration expense, (3) plant shutdown expense, and (4) non-cash compensation (collectively, “Adjusted EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Net sales:
Rigid Closed Top	$149,733	$41,402
Rigid Open Top	206,231	183,908
Total net sales	355,964	225,310
Adjusted EBITDA:
Rigid Closed Top	27,171	7,250
Rigid Open Top	39,048	30,831
Total Adjusted EBITDA	66,219	38,081
Total assets:
Rigid Closed Top	793,363	215,672
Rigid Open Top	893,157	805,654
Total assets	1,686,520	1,021,326
Reconciliation of Adjusted EBITDA to net income:
Adjusted EBITDA for reportable segments	$66,219	$38,081
Net interest expense	(22,008)	(13,818)
Depreciation	(21,085)	(13,996)
Amortization	(5,364)	(1,773)
Income taxes	(7,319)	(3,759)
Unrealized loss on investment in Southern Packaging	(216)	(632)
Acquisition integration expense	(1,059)	(249)
Plant shutdown expense	—	(55)
Non-cash compensation	(988)	—
Net income	$8,180	$3,799

10. Condensed Consolidating Financial Information

Holding conducts its business through its wholly owned subsidiary, Berry. Holding and all of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a senior subordinated basis the $335.0 million aggregate principal amount of 10 ¾% Berry Plastics Corporation Senior Subordinated Notes due 2012. Berry is 100% owned by Holding. Each of Berry’s subsidiaries is 100% owned, directly or indirectly, by Berry. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Holding, Berry, and its subsidiaries at April 1, 2006 and December 31, 2005 and for the thirteen week periods ended April 1, 2006 and April 2, 2005. The equity method has been used with respect to investments in subsidiaries.

	April 1, 2006
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$—	$141,428	$242,145	$26,238	$—	$409,811
Net property and equipment	—	97,426	320,755	19,398	—	437,579
Other noncurrent assets	211,960	1,299,504	698,712	13,283	(1,384,329)	839,130
Total assets	$211,960	$1,538,358	$1,261,612	$58,919	$(1,384,329)	$1,686,520

Current liabilities	$—	$92,679	$108,050	$8,130	$—	$208,859
Noncurrent liabilities	—	1,233,719	1,337,002	47,002	(1,352,022)	1,265,701
Equity (deficit)	211,960	211,960	(183,440)	3,787	(32,307)	211,960
Total liabilities and equity (deficit)	$211,960	$1,538,358	$1,261,612	$58,919	$(1,384,329)	$1,686,520

	December 31, 2005
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$—	$132,192	$224,471	$22,826	$—	$379,489
Net property and equipment	—	91,831	311,649	19,964	—	423,444
Other noncurrent assets	203,388	1,292,315	703,500	13,214	(1,367,520)	844,897
Total assets	$203,388	$1,516,338	$1,239,620	$56,004	$(1,367,520)	$1,647,830

Current liabilities	$—	$81,349	$87,269	$9,090	$—	$177,708
Noncurrent liabilities	—	1,231,601	1,333,925	40,783	(1,339,575)	1,266,734
Equity (deficit)	203,388	203,388	(181,574)	6,131	(27,945)	203,388
Total liabilities and equity (deficit)	$203,388	$1,516,338	$1,239,620	$56,004	$(1,367,520)	$1,647,830

	Thirteen Weeks Ended April 1, 2006
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$—	$70,560	$277,330	$8,074	$—	$355,964
Cost of goods sold	—	51,138	224,962	8,521	—	284,621
Gross profit	—	19,422	52,368	(447)	—	71,343
Operating expenses	988	8,871	22,416	1,345	—	33,620
Operating income (loss)	(988)	10,551	29,952	(1,792)	—	37,723
Other expenses	—	—	—	216	—	216
Interest expense (income) , net	(190)	(10,054)	31,593	659	—	22,008
Income taxes	7	7,070	227	15	—	7,319
Equity in net (income) loss from subsidiary	(8,985)	4,550	2,682	—	1,753	—
Net income (loss)	$8,180	$8,985	$(4,550)	$(2,682)	$(1,753)	$8,180

Consolidating Statement of Cash Flows
Net income (loss)	$8,180	$8,985	$(4,550)	$(2,682)	$(1,753)	$8,180
Non-cash expenses	988	10,962	21,436	1,456	—	34,842
Equity in net (income) loss from subsidiary	(8,985)	4,550	2,682	—	1,753	—
Changes in working capital	(190)	7,210	3,021	(4,053)	—	5,988
Net cash provided by (used for) operating activities	(7)	31,707	22,589	(5,279)	—	49,010
Net cash used for investing activities	—	(5,756)	(25,642)	(428)	—	(31,826)
Net cash provided by (used for) financing activities	7	(12,015)	2,901	5,797	—	(3,310)
Effect of exchange rate changes on cash	—	—	—	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	—	13,936	(152)	58	—	13,842
Cash and cash equivalents at beginning of period	—	22,814	314	1,628	—	24,756
Cash and cash equivalents at end of period	$—	$36,750	$162	$1,686	$—	$38,598

	Thirteen Weeks Ended April 2, 2005
	BPC Holding Corporation (Parent)	Berry Plastics Corporation (Issuer)	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$—	$61,022	$158,003	$6,285	$—	$225,310
Cost of goods sold	—	44,717	132,834	6,465	—	184,016
Gross profit	—	16,305	25,169	(180)	—	41,294
Operating expenses	—	7,340	11,162	784	—	19,286
Operating income (loss)	—	8,965	14,007	(964)	—	22,008
Other income	—	—	—	632	—	632
Interest expense (income), net	(200)	(4,674)	18,506	186	—	13,818
Income taxes	7	3,723	6	23	—	3,759
Equity in net (income) loss from subsidiary	(3,606)	6,310	1,805	—	(4,509)	—
Net income (loss)	$3,799	$3,606	$(6,310)	$(1,805)	$4,509	$3,799

Consolidating Statement of Cash Flows
Net income (loss)	$3,799	$3,606	$(6,310)	$(1,805)	$4,509	$3,799
Non-cash expenses	—	7,959	11,080	1,550	—	20,589
Equity in net (income) loss from subsidiary	(3,606)	6,310	1,805	—	(4,509)	—
Changes in working capital	(200)	(15,654)	4,660	(400)	—	(11,594)
Net cash provided by (used for) operating activities	(7)	2,221	11,235	(655)	—	12,794
Net cash used for investing activities	—	(1,520)	(8,842)	(773)	—	(11,135)
Net cash provided by (used for) financing activities	7	(750)	(2,273)	1,779	—	(1,237)
Effect of exchange rate changes on cash	—	—	—	(49)	—	(49)
Net increase (decrease) in cash and cash equivalents	—	(49)	120	302	—	373
Cash and cash equivalents at beginning of period	—	85	42	137	—	264
Cash and cash equivalents at end of period	$—	$36	$162	$439	$—	$637

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “BPC Holding” or “Holding” refer to BPC Holding Corporation, references to “we,” “our” or “us” refer to BPC Holding Corporation together with its consolidated subsidiaries, and references to “Berry Plastics” or the “Company” refer to Berry Plastics Corporation, a wholly owned subsidiary of BPC Holding Corporation. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 2 of this report.

Critical Accounting Policies

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements in our 2005 10-K. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Accounts receivable. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe that, based on past history and our credit policies, the net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on our results of operations. Our allowance for doubtful accounts was $6.1 million and $5.8 million as of April 1, 2006 and December 31, 2005, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on our results of operations. Our reserve for inventory obsolescence was $8.1 million and $8.5 million as of April 1, 2006 and December 31, 2005, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis and obtain an independent actuarial analysis on an annual basis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on our results of operations. Our accrued liability for medical claims was $5.0 million and $5.1 million, including reserves for expected medical claims incurred but not reported, as of April 1, 2006 and December 31, 2005.

Workers’ compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on our results of operations. Our accrued liability for workers’ compensation claims was $4.8 million and $4.7 million as of April 1, 2006 and December 31, 2005, respectively.

Revenue recognition. Revenue from sales of products is recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

Impairments of Long-Lived Assets. In accordance with the methodology described in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-Q.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill and other indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, we annually review our goodwill and other indefinite lived intangible assets for impairment. No impairments were recorded in the financial statements included in this Form 10-Q.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United

States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

Pension. Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see our 2005 10-K for additional information regarding our retirement benefits. Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages. We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company. Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of BPC Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs and others could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Acquisitions and Recent Development

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. Most businesses we have historically acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

On April 11, 2005, a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V. (“Euromex”), an injection molding manufacturer located in Toluca, Mexico (“the Mexico Acquisition”), for aggregate consideration of approximately $8.2 million. The purchase was financed through borrowings under the Company’s revolving line of credit and cash on hand. The operations from the Mexico Acquisition are included in Berry’s operations since the acquisition date.

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of approximately $455.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s senior secured credit facility and cash on hand.

On March 29, 2006, Berry announced that its Board of Directors was exploring strategic alternatives to maximize shareholder value, including a possible sale or public offering of the Company. The Company retained Goldman, Sachs & Co. and JPMorgan as its financial advisors to assist in this process.

Results of Operations

Comparison of the 13 Weeks Ended April 1, 2006 (the “Quarter”) and the 13 Weeks Ended April 2, 2005 (the “Prior Quarter”)

Net Sales. Net sales increased 58% to $356.0 million for the Quarter from $225.3 million for the Prior Quarter. This $130.7 million increase included approximately $21.0 million or 9% due to the pass through of higher resin costs to our customers, increased base business volume of approximately $1.3 million or 1%, and acquisition volume of $108.4 million or 48%. The following discussion in this section provides a comparison of net sales by business segment. In 2005, we reorganized our operations into two reportable segments: rigid open top and rigid closed top. The realignment occurred in an effort to integrate the operations of acquired businesses, better service the Company’s customers, and provide a more efficient organization. Prior periods have been reclassified to be aligned with the new reporting structure in order to provide comparable results. Rigid open top net sales increased $22.3 million from the Prior Quarter to $206.2 million for the Quarter. The increase in rigid open top net sales was primarily a result of increased selling prices and base business growth in several of the division’s product lines with significant growth in the thermoformed polypropylene drink cup line of 21%. Rigid closed top net sales increased $108.3 million from the Prior Quarter to $149.7 million for the Quarter. The increase in rigid closed top net sales can be primarily attributed to net sales in the Quarter from the Kerr Acquisition and Mexico Acquisition of $106.6 million and $1.8 million, respectively, and increased selling prices on base business partially offset by softness in the overcaps and base closure businesses.

Gross Profit. Gross profit increased by $30.0 million to $71.3 million (20% of net sales) for the Quarter from $41.3 million (18% of net sales) for the Prior Quarter. This dollar increase of 73% includes the combined impact of the additional sales volume noted above, productivity improvement initiatives, our financial and mechanical resin hedging programs, and the timing effect of the 9% increase in net selling prices due to higher resin costs passed through to our customers. The increase in gross profit percentage from 18% in the Prior Quarter to 20% in the Quarter can be primarily attributed to the timing effect of the 9% increase in net selling prices due to higher resin costs passed through to our customers through escalator agreements while certain grades of resin experienced some cost decreases in the first quarter. Significant productivity improvements were made since the Prior Quarter, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were more than offset by increased costs from inflation such as higher energy prices.

Operating Expenses. Selling expenses increased by $3.1 million to $10.4 million for the Quarter from $7.3 million for the Prior Quarter principally as a result of increased selling expenses associated with higher sales, including the Kerr Acquisition, partially offset by cost reduction efforts. General and administrative expenses increased by $5.9 million from $8.9 million for the Prior Quarter to $14.8 million for the Quarter primarily as a result of general and administrative expenses from the Kerr Acquisition and $1.0 million of stock option expense recorded in the Quarter. Research and development expenses increased by $1.0 million over the Prior Quarter primarily due to the Kerr Acquisition and increased development efforts. Amortization of intangibles increased $3.6 million from the Prior Quarter to $5.4 million in the Quarter primarily due to the amortization of intangible assets from the Kerr Acquisition. Transition expenses related to integrating acquired businesses were $1.1 million and $0.3 million in the Quarter and Prior Quarter, respectively. This increase of $0.8 million is primarily due to costs associated with the Kerr Acquisition in the Quarter.

Interest Expense, Net. Net interest expense increased $8.2 million to $22.0 million for the Quarter compared to $13.8 million for the Prior Quarter primarily due to interest cost on additional borrowings to finance the Kerr Acquisition and increased rates of interest on borrowings.

Income Taxes. For the Quarter, we recorded income tax expense of $7.3 million or an effective tax rate of 47%. The effective tax rate is greater than the statutory rate due to the impact of state taxes and foreign location losses for which no benefit was currently provided. The increase of $3.5 million from $3.8 million in the Prior Quarter, or an effective tax rate of 50%, was primarily attributed to the increase in income before income taxes.

Net Income. Net income was $8.2 million for the Quarter compared to $3.8 million for the Prior Quarter for the reasons discussed above.

Liquidity and Capital Resources

On July 22, 2002, we entered into a credit and guaranty agreement and a related pledge security agreement with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., as administrative agent (the “Credit Facility”). On November 10, 2003, in connection with the acquisition of Landis Plastics, Inc., the Credit Facility was amended and restated (the “Amended and Restated Credit Facility”). On August 9, 2004, the Amended and Restated Credit Facility was amended and restated (the “Second Amended and Restated Credit Facility”). On January 1, 2005, a First Amendment to the Second Amended and Restated Credit Facility was entered into to permit Fifth Third Bank to assume the role of administrative agent and for Goldman Sachs Credit Partners, L.P. to resign as administrative agent. On June 3, 2005, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement with Deutsche Bank Trust Company Americas assuming the role of administrative agent. As a result of the second amendment to the New Credit Facility, we expensed $7.0 million of unamortized deferred financing costs. On October 26, 2005, the

Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “New Credit Facility”) that reduced the applicable margin on the term loan.

The New Credit Facility provides (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. The New Credit Facility permits the Company to borrow up to an additional $150.0 million of incremental senior term indebtedness from lenders willing to provide such loans subject to certain restrictions. The terms of the additional indebtedness will be determined by the market conditions at the time of borrowing. The maturity date of the term loan is December 2, 2011, and the maturity date of the revolving credit facility is March 31, 2010. The indebtedness under the New Credit Facility is guaranteed by Holding and all of its domestic subsidiaries. The obligations of Berry Plastics under the New Credit Facility and the guarantees thereof are secured by substantially all of the assets of such entities. At April 1, 2006, there were no borrowings outstanding on this revolving credit facility. The revolving credit facility allows up to $35.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At April 1, 2006 and December 31, 2005, the Company had $14.7 million in letters of credit outstanding under the revolving credit facility.

The New Credit Facility contains significant financial and operating covenants, including prohibitions on the ability to incur certain additional indebtedness or to pay dividends, and restrictions on the ability to make capital expenditures. The New Credit Facility also contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events (other than in the case of certain foreign subsidiaries). The Company was in compliance with all the financial and operating covenants at April 1, 2006. The term loan amortizes quarterly as follows: $1,987,500 each quarter which began September 30, 2005 and ends September 30, 2010 and $188,315,625 each quarter beginning December 31, 2010 and ending September 30, 2011. A key financial metric utilized in the calculation of the interest coverage and leverage ratios is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $252.0 million for the twelve month period ended April 1, 2006 to net income.

12 months ended April 1, 2006

Bank compliance EBITDA	251,951
Net interest expense	(81,464)
Depreciation	(80,235)
Amortization	(19,165)
Income taxes	(17,885)
Loss on investment in Southern Packaging	(938)
Loss on extinguished debt	(7,045)
Acquisition integration expense	(6,680)
Non-cash compensation	(3,140)
Kerr pro forma for April 1, 2005 to June 3, 2005	(11,227)
Net income	$24,172

While the determination of appropriate adjustments in the calculation of bank compliance EBITDA is subject to interpretation under the terms of the New Credit Facility, management believes the adjustments described above are in accordance with the covenants in New Credit Facility, as discussed above. Bank compliance EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP. In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting our calculation of bank compliance EBITDA usefulness as a comparative measure.

Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) a base rate (equal to the greater of the prime rate and the federal funds rate plus 0.5%) plus the applicable margin (the ‘‘Base Rate Loans’’) or (ii) an adjusted eurodollar LIBOR (adjusted for reserves) plus the applicable margin (the ‘‘Eurodollar Rate Loans’’). With respect to the term loan, the ‘‘applicable margin’’ is (i) with respect to Base Rate Loans, 1.00% per annum and (ii) with respect to Eurodollar Rate Loans, 2.00% per annum. In addition, the applicable margins with respect to the term loan can be further reduced by an additional .25% per annum subject to the Company meeting a leverage ratio target, which was met based on the results through April 1, 2006. With respect to the revolving credit facility, the ‘‘applicable margin’’ is subject to a pricing grid which ranges from 2.75% per annum to 2.00% per annum, depending on the leverage ratio (2.50% based on our results through April 1, 2006). The ‘‘applicable margin’’ with respect to Base Rate Loans will always be 1.00% per annum less than the ‘‘applicable margin’’ for Eurodollar Rate Loans. In October 2002, Berry entered into an interest rate collar arrangement to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 1.97% LIBOR (London Interbank Offering Rate) and capped at 6.75% LIBOR. The agreement was effective January 15, 2003 and expires on July 15, 2006. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At April 1, 2006, the Company had unused borrowing capacity under the New Credit Facility’s revolving line of credit of $135.3 million.

On July 22, 2002, we completed an offering of $250.0 million aggregate principal amount of 10 ¾% Senior Subordinated Notes due 2012 (the "2002 Notes"). The net proceeds to us from the sale of the 2002 Notes, after expenses, were $239.4 million. The proceeds from the 2002 Notes were used in our refinancing. The 2002 Notes mature on July 15, 2012, and interest is payable semi-annually on January 15 and July 15 of each year. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the 2002 Notes.

On November 20, 2003, we completed an offering of $85.0 million aggregate principal amount of additional 2002 Notes (the “Add-on Notes” and together with the 2002 Notes, the “Notes”). The net proceeds to us from the sale of the Add-on Notes, after expenses, were $91.8 million as the Add-on Notes were sold at a premium of 12% over the face amount. The proceeds from the Add-on Notes were used in the financing of the acquisition of Landis Plastics, Inc. The Add-on Notes constitute a single class with the 2002 Notes. Holding and all of our domestic subsidiaries fully, jointly, severally, and unconditionally guarantee the Add-on Notes.

We are not required to make mandatory redemption or sinking fund payments with respect to the Notes. On or subsequent to July 15, 2007, the Notes may be redeemed at our option, in whole or in part, at redemption prices ranging from 105.375% in 2007 to 100% in 2010 and thereafter. Upon a change in control, as defined in the indenture under which the Notes were issued (the “Indenture”), each holder of Notes will have the right to require us to repurchase all or any part of such holder's

Notes at a repurchase price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest. The Indenture restricts our ability to incur additional debt and contains other provisions which could limit our liquidity.

Net cash provided by operating activities was $49.0 million for the Quarter compared to $12.8 million for the Prior Quarter. The increase of $36.2 million is primarily the result of improved operations as operating income before depreciation and amortization increased $26.4 million over the Prior Quarter.

Net cash used for investing activities increased from $11.1 million for the Prior Quarter to $31.8 million for the Quarter primarily as a result of increased capital spending in the Quarter. Capital spending of $31.9 million in the Quarter included $2.4 million for buildings and systems, $6.5 million for molds, $17.1 million for molding and decorating machines, and $5.9 million for accessory equipment and systems. Capital expenditures for 2006 are expected to be approximately $90.0 million.

Net cash used for financing activities was $3.3 million for the Quarter compared to $1.2 million used for financing activities in the Prior Quarter. This increase of $2.1 million can be primarily attributed to improved debt reduction in the Quarter as a result of improved cash flow from operations in the Quarter as noted above.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, we anticipate that our cash interest, working capital and capital expenditure requirements for 2006 will be satisfied through a combination of funds generated from operating activities and cash on hand, together with funds available under the New Credit Facility. We base such belief on historical experience and the funds available under the New Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2005 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At April 1, 2006, our cash balance was $38.6 million, and we had unused borrowing capacity under the New Credit Facility’s borrowing base of $135.3 million. Although the $135.3 million was available at April 1, 2006, the covenants under our New Credit Facility may limit our ability to make such borrowings in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our New Credit Facility. The New Credit Facility is comprised of (1) a $795.0 million term loan and (2) a $150.0 million revolving credit facility. At April 1, 2006, there were no borrowings outstanding on the revolving credit facility. The net outstanding balance of the term loan at April 1, 2006 was $789.0 million. The term loan bears interest at the Eurodollar rate plus the applicable margin. Future borrowings under the New Credit Facility bear interest, at our option, at either (1) the base rate, which is a rate per annum equal to the greater of the prime rate and the federal funds effective rate in effect on the date of determination plus 0.5% plus the applicable margin or (2) an adjusted Eurodollar Rate which is equal to the rate for Eurodollar deposits plus the applicable margin. We utilize interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt. Pursuant to a requirement in the Credit Facility, we entered into an interest rate collar arrangement in October 2002 to protect $50.0 million of the outstanding variable rate term loan debt from future interest rate volatility. Under the interest rate collar agreement, the Eurodollar rate with respect to the $50.0 million of outstanding variable rate term loan debt will not exceed 6.75% or drop below 1.97%. In June 2005, Berry entered into three separate interest rate swap transactions to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The agreements were effective June 3, 2005 and expire on June 3, 2008. The agreements swap three month variable LIBOR contracts for a fixed rate three year rate of 3.897%. At April 1, 2006, the Eurodollar rate applicable to the term loan was 4.83%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $1.2 million and $2.4 million, respectively.

Plastic Resin Cost Risk

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our normal operations with purchasing negotiation, mechanical hedging, switching between certain resin products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

As part of our risk management strategy, in the fourth quarter of 2004, we entered into resin forward hedging transactions constituting approximately 15% of our estimated 2005 resin needs and 10% of our 2006 estimated resin needs based on 2004 volumes prior to the Kerr Acquisition. These contracts obligate the Company to make or receive a monthly payment equal to the difference in the unit cost of resin per the contract and an industry index times the contracted pounds of plastic resin. Such contracts are designated as hedges of a portion of the Company's forecasted purchases through 2006 and are effective in hedging the Company's exposure to changes in resin prices during this period.

The contracts qualify as cash flow hedges under SFAS No. 133 and accordingly are marked to market with unrealized gains and losses deferred through other comprehensive income and recognized in earnings when the underlying inventory is sold as an adjustment to cost of goods sold. The fair value of these contracts at April 1, 2006 was an unrealized gain, after income taxes, of $1.6 million.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by new Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors in the first quarter of 2006.

Item 6. Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Section 1350 Certification of the Chief Executive Officer

32.2 Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPC Holding Corporation
Berry Plastics Corporation

May 15, 2006

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the entities listed above (Principal Financial and Accounting Officer)